Form 10-K
period 1998-12-31
XOOM INC
filed 1999-03-30
CIK 1066774

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-K

                                 (Mark One)

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 1998 or

 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from_____________________
                                   to ______.

                      Commission File Number 000-25139

                                 XOOM.COM, INC.
             (exact name of Registrant as specified in its charter)

          DELAWARE                                          88-0361536
(State of incorporation)                    (I.R.S. Employer Identification No.)

                        300 MONTGOMERY STREET, SUITE 300
                         SAN FRANCISCO, CALIFORNIA 94104
                                 (415) 288-2500
          (Address and Telephone Number of principal executive offices)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.0001 Par Value
                                (Title of Class)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  Based on the closing sale price of the Common Stock on the Nasdaq National Market System on February 28, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $461,503,546. Shares of Common Stock held by each officer and director and by each person known by the Company to own 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  The number of shares outstanding of Registrant's Common Stock, $0.0001 par value, was 13,830,588 at February 28, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain information is incorporated by reference to the Proxy Statement for the Registrant's 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K.

                                XOOM.COM, INC

                                  FORM 10-K

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                              TABLE OF CONTENTS

Part I                                                           Page
                                                                 ----
   Item 1.    Business.........................................    1

   Item 2.    Properties.......................................   12

   Item 3.    Legal Proceedings................................   13

   Item 4.    Submission of Matters to a Vote of
              Security Holders.................................   13

Part II

   Item 5.    Market for the Registrant's Common Stock and
              Related Stockholder Matters......................   13

   Item 6.    Selected Financial Data..........................   14

   Item 7.    Management's Discussion and Analysis of Financial
              Condition And Results of Operations..............   15

   Item 8.    Financial Statements and Supplementary Data......   40

   Item 9.    Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure..............   40

Part III

   Item 10.  Directors and Executive Officers of the
             Registrant........................................   40

   Item 11.  Executive Compensation............................   40

   Item 12.  Security Ownership of Certain Beneficial Owners
             and Management....................................   41

   Item 13.  Certain Relationships and Related Transactions....   41

Part IV

   Item 14.  Exhibits, Financial Statement Schedules and
             Reports on Form 8-K...............................   41

Signatures.....................................................   44

Financial Statements...........................................  F-1

  This report on Form 10-K, including the discussions in Part I Item 1 "Business" and Part II Item 7 "Management Discussion and Analysis of Financial Condition and Results of Operation," contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements include, among others, those statements including the words, "expects", "anticipates", "intends", "believes" and similar language. Xoom.com's actual results could differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors, including those set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Operating Results."

                                     PART I

ITEM 1.  BUSINESS

Overview

  Xoom.com is one of the fastest growing direct e-commerce companies on the Internet. We attract members to our community site with a variety of free services, including homepages, e-mail, chat rooms, electronic newsletters, clip art and software libraries, page counters and online greeting cards. Our members can also join topical communities where they can exchange ideas and information. Members may also enter specialized forums such as Investor Place, Women's Circle or Health & Fitness, where they can gain access to professional content and special product and service offers available only on our Web site. Upon registration, members agree to receive periodic offers of products and services via e-mail. These competitively priced and continuously updated offers include computer software, computer accessories and peripherals, consumer electronics, clip art on CD-ROM and collectible items. In addition, we offer services such as a travel club, long distance telephone services and a DVD club. Our new offerings will include services such as home and auto insurance, wireless telecommunications services and membership clubs, and products such as magazine subscriptions, appliances, games, photography supplies and gardening tools, among others. We believe that our rapidly growing base of self-qualified members provides us with highly attractive e-commerce opportunities. In addition, we believe that our high levels of traffic and the number of unique users that visit our site or affiliated sites on which we offer services on a monthly basis, often referred to as reach, present an attractive platform for advertising.

  According to Media Metrix, Xoom.com was the eleventh most visited site on the Internet in January 1999, and our reach increased to 17% in January 1999 from less than 2% in January 1998. In January 1999, the Xoom.com site and our network of chat rooms and page counters had a total reach of 28%, according to Media Metrix. We had approximately 6.6 million members as of March 15, 1999, adding an average of approximately 23,000 new members per day for the last 30 days. We believe that our ability to achieve a high level of reach and membership with minimal investment gives us a significant advantage as our e-commerce and advertising businesses expand. In the quarter ended December 31, 1998, we delivered 64% of our net revenue from e-commerce and approximately 18% of net revenue from non-U.S. sales. Quarterly net revenue increased from approximately $420,000 in the fourth quarter of 1997 to $3.5 million in the fourth quarter of 1998, representing compound quarterly sales growth of approximately 70%.


Industry Background

Growth of the Internet

  The Internet has emerged as a global medium, enabling millions of people worldwide to share information, communicate and conduct business electronically. IDC estimates that the number of Web users will grow from approximately 97 million worldwide in 1998 to approximately 320 million worldwide by the end of 2002. This growth is expected to be driven by the large and growing number of PCs installed in homes and offices, the decreasing cost of PCs, easier, faster and cheaper access to the Internet, improvements in network infrastructure, the proliferation of Internet content and the increasing familiarity with and acceptance of the Internet by businesses and consumers. The Internet possesses a number of unique characteristics that differentiate it from traditional media: a lack of geographic or temporal limitations; real-time access to dynamic and interactive content; and instantaneous communication with a single individual or with groups of individuals. As a result of these characteristics, Web usage is expected to continue to grow rapidly. The proliferation of users, combined with the Web's reach and lower cost of marketing, has created a powerful channel for conducting commerce, marketing and advertising.

The growth of online communities and other free Internet services

  Traditional use of the Web has consisted largely of one-way communications in
which users   "surf"  and view different Web sites containing professionally-
created content on topics of general interest such as news, sports and weather. However, there is a growing demand for online community sites where users can publish content and engage in community activities including home page building, chat and discussion forums. In addition, many users are interested in gaining access to other free services for entertainment, such as interactive games or streaming video, or for their utility to the end user, such as e-mail or greeting cards. Online communities provide a medium for such access and interaction. Communities generate significant volumes of traffic, as visitors tend to return to those sites where they have established an online presence or have become familiar with the services. According to statistics published by Media Metrix, online community sites have recently been one of the fastest growing sectors of the Web.


E-commerce and advertising

  The growing adoption of the Web represents a significant opportunity for businesses to conduct commerce over the Internet. The Internet allows companies to develop one-to-one relationships with customers worldwide without making significant investments in traditional infrastructure such as retail outlets, distribution networks and sales personnel. The Internet is an increasingly significant global medium for e-commerce. According to IDC, transactions on the Internet are expected to increase from approximately $32 billion in 1998 to approximately $426 billion in 2002, with the number of users that are buyers of products and services rising from 26% to 40% in the same period.

  Increases in consumer purchases on the Internet are expected to be a significant factor in the growth of e-commerce. Online shopping is a shopping experience that offers convenience to the shopper. An online consumer's ability to comparison shop is greatly enhanced by the ability to access multiple retailers via the Internet. Products commonly sold on the Internet included items such as software, books, music CDs, videocassettes, and airline tickets. More recently, businesses have begun selling specialty retail products, service items and large ticket household consumer goods, as Internet usage and familiarity has increased.

  According to Forrester Research, total online retail sales in the U.S. are expected to increase from $7.8 billion in 1998 to $76.3 billion in 2002, representing a compound annual growth rate of 76.9%. Forrester Research also projects that the number of U.S. households that shop online will increase from
8.7 million in 1998 to 30.3 million in 2002.

  Growth in the Web has also created an important new advertising channel. Tools not available in traditional advertising media, such as real-time measurement of "click-through" on advertising banners, further increase the attractiveness of Web advertising by giving advertisers instant feedback on campaigns. Jupiter Communications projects that the dollar value of advertising on the Web is expected to increase from approximately $1.9 billion in 1998 to approximately $7.7 billion in 2002. To date, businesses and advertisers have typically used traditional navigational sites and professionally-created content sites for the sale and marketing of their products and services online. In addition, online community sites provide more detailed demographic data and self-selected groups of consumers with an affinity for particular products. Advertisers can thus more easily deliver targeted messages in a cost-effective manner.


The direct e-commerce opportunity on the Internet

  The same advantages that facilitate the growth of e-commerce and advertising make the Internet a compelling medium for direct e-commerce campaigns. Direct e-commerce over the Internet uses e-mail to reach potential buyers worldwide, potentially offering them a significantly broader selection of products and services than is available locally. Internet-based direct e-commerce also allows marketers to rapidly collect meaningful demographic information from consumers and to use this information to target their direct e-commerce campaigns. Further, the costs of direct e-commerce via e-mail are dramatically lower than those of traditional direct e-commerce techniques. As a result, Internet-based direct e-commerce campaigns can be profitable at response rates that are a fraction of the rates for traditional campaigns.


Our Approach

  We use the unique characteristics of the Web to cost-effectively market products and services to our rapidly growing member base. By offering our members a variety of compelling free services and communities and competitively priced product offerings, we believe we have created an innovative online sales channel with low customer acquisition costs. The key elements of our approach are:

Cost-effective direct e-commerce capability

  We apply a sophisticated direct e-commerce approach, modeled after traditional direct mail campaigns, to generate product sales. Unlike traditional direct e-commerce campaigns, which typically use paper-based promotional materials delivered by mail, our campaigns use regular e-mails to communicate offers to members, significantly reducing the cost of reaching the consumer. The interactive nature of the Web and the ability to display attractive graphics to users clicking through on product offerings enable us to present such offerings in a more complete and dynamic manner than allowed by paper-based delivery systems.


Rapid formulation of effective direct e-commerce campaigns

  Prior to introducing new product offerings to our entire membership base, we select a subset of members for the purpose of test-marketing a campaign. We have developed campaign-management software that uses statistical techniques to analyze a test campaign and to predict the expected response rate to such a campaign if it is rolled out to a larger group of members. We can also analyze the effects of variations in price, graphics and copy. Results are usually available in less than one day. On the basis of these tests, we select product offers for a larger audience and modify them to maximize response rates, sales, profitability and member retention. Testing also increases the accuracy of our forecasts of product demand. As a result, we are typically able to carry small amounts of inventory, thus lowering overhead and the risk of write-offs.


Diverse product offerings and multiple e-commerce channels

  We establish a relationship with our members by providing free services, which helps create a context for commerce opportunities. Because of these relationships, we are able to offer a wide variety of product and service offerings to our members under the Xoom.com brand name. We are also able to reach our members with offers through multiple direct e-commerce channels. In addition to offers via e-mail, members may purchase products through various themed areas on the Xoom.com site such as Investor Place and Health & Fitness and, beginning in the second quarter of 1999, through other sites controlled by us such as the Xoom.com shopping channel.


Provision of free services to attract a growing membership base

  We offer our members a variety of free services, including home pages, e-mail, chat rooms, electronic newsletters, clip art and software libraries, page counters and online greeting cards. We provide our members with unlimited disk space on our servers to develop personal Web sites or to use as personal Web storage space. We also allow members to access proprietary software in order to quickly create a Web page, as well as ready-made multimedia tools that can be used to develop a fully-customized, content-rich site. Members can join one or more of over 200 communities free of charge. Members also promote their Web sites elsewhere on the Internet, using hyperlinks on other individual sites as well as listings on directories and search engines, resulting in millions of new visitors to the Xoom.com site. We believe that providing free services is critical to maintaining membership growth.


Development of detailed member database

  To date, we have gathered a significant base of information about our members through registration information, responses to promotional campaigns and purchasing information obtained from third parties. As more members join Xoom.com and participate in our topical communities and use our other free services, and as we obtain additional purchasing history data, the level of information about our members will continue to grow. We intend to use this growing database to target offers, increase the range of product offerings and encourage future transactions and involvement with the Xoom.com site.


Attractive advertising platform

  Our free services and extensive community offerings create high volumes of traffic, enabling business advertisers to cost-effectively promote their products and services on the Xoom.com site. Our community structure and registration data provide valuable demographic information and affinity-based member segmentation that increase advertisers' ability to target campaigns. Further, the diversity of interest groups among members creates potential markets for a broad range of products and services, resulting in a correspondingly broad range of advertising customers.


Our Strategy

  Our objective is to be a leading direct e-commerce company on the Internet. Key strategies to achieve this objective include:


Focus on membership growth

  A key element to the success of our business model is the ability to attract visitors to our Web site and to convert them to become members of Xoom.com. We plan to continue to attract visitors to our Web site by: (A) adding additional free services and offering relevant information and content; (B) maintaining a large and diverse range of active communities focused on special interest categories; (C) using e-mails, banner advertisements in our network of chat rooms and page counters and other methods of Web-based promotion; and (D) offering special incentives and promotions. In addition, we intend to continue to seek acquisitions and strategic alliances to increase membership.


Convert more members to buyers through new initiatives

  We believe we are one of the few high traffic sites positioned to effectively convert reach into e-commerce revenue and to capture the lifetime value of a customer. We intend to convert more members to buyers through the development of new channels of e-commerce, thereby enhancing the Xoom.com database and increasing the number of members qualified to receive relevant direct product offers. To accomplish this, we will invest in the development of the Xoom.com site and seek acquisitions, partnerships and alliances that diversify the number and types of e-commerce channels available through or distributed by us. We also intend to improve the shopping experience of our members and provide unique promotional incentives for our members to make purchases.


Continue to offer new products and services

  Our primary product offerings currently include computer software, computer accessories and peripherals, consumer electronics and clip art on CD-ROM. We have also introduced a DVD movie club, gift items, health related products, a travel club, long distance services and personal finance newsletters, among other products. New offerings will include services such as home and auto insurance, wireless telecommunications services and membership clubs, and products such as magazine subscriptions, appliances, games, photography supplies and gardening tools, among others. We intend to significantly increase the number of product and service offerings available to our members both through direct offers from manufacturers and distributors and through strategic alliances with partners that have access to offers created specifically for our members.


Build the Xoom.com brand

  To support our e-commerce strategies and capitalize on our reach, we intend to build our brand recognition through a variety of diversified media. We are focused on cost-effective methods of branding that not only increase awareness of the Xoom.com name but also help build reach and membership. These branding strategies will include a radio component to position Xoom.com in major markets throughout the United States as a unique e-commerce community on the Web. The radio strategy is based on providing the Xoom.com community services and e-commerce platform to local radio stations in return for highly discounted promotional opportunities on the air and on station Web sites. In addition to radio, we plan to selectively promote Xoom.com in relevant media, potentially including print and television, using methods to create opportunities for both branding and commerce.


Expand internationally

  We believe that the anticipated international growth of Internet usage has the potential to generate significant additional revenue for us. According to IDC, the number of Web users outside of the United States is projected to increase from approximately 46 million in 1998 to approximately 184 million in 2002. For the year ended December 31, 1998, international sales comprised 25% of our total net revenue and 31% of e-commerce revenue. See Note 1 of Notes to Consolidated Financial Statements. We believe that we are particularly well-positioned to benefit from international sales growth because, unlike traditional retailers, we are not encumbered with an international distribution infrastructure that can depress margins. In addition, we believe that we have a distinct advantage over catalog and store-based retailers located in the United States because such retailers are typically prohibited from shipping products internationally due to restrictions in their agreements with product manufacturers. In February 1999, in partnership with WebNext s.r.l., an Italian corporation, we launched our Italian site, Xoom.it, the first of our international partnerships. We are currently targeting the United Kingdom, France and Spain for additional potential international expansion opportunities.


Pursue strategic acquisitions and alliances

  To date, we have entered into a number of acquisitions, license arrangements and strategic alliances in order to build our membership base and services, provide community-specific content, generate additional traffic and establish additional sources of net revenue. A typical alliance provides the partner with branding flexibility, incremental traffic, potential increases in membership and revenue and integration of service offerings at no extra cost to the partner. We intend to continue making acquisitions to increase reach and membership and to seek additional strategic alliances with content and distribution partners, including alliances that create co-branded sites through which we market our services.


Use database expertise to gain access to members of third party sites

  We currently manage e-mail databases on behalf of third party sites in exchange for the right to conduct direct e-commerce campaigns to the members of those sites. We currently manage approximately three million e-mail addresses for third party Web sites through such agreements. We generally share the revenue generated through direct offers with the partner site. In addition, we currently manage community service offerings on behalf of several third party sites. We intend to use our expertise in direct e-commerce and in driving membership through community services to gain access to members of additional third party sites, thereby increasing the number of e-mail addresses under management and the number of individuals receiving offers from us.


Develop leading edge targeting technology and software

  We are currently developing a proprietary database stratification, offer targeting and delivery system. The system will review demographic and personal interest information provided by our members as well as prior purchasing history to determine a set of offers most likely to appeal to individual members. Information collected on the Xoom.com site will be appended with data available through third party providers to enhance our database. The system will then automatically deliver targeted offers having the highest likelihood of success to subsets of the membership base. The system will tailor each offer, creating a unique one-to-one automated marketing system, available exclusively to us, which maximizes user interaction, response, and conversion rates. In addition, the system will track users throughout each stage of the selling process to assess the relevance of the offer to the end user. Database information developed through this process will also eventually be used to create highly targeted advertising campaigns based on a user's Web site activity and known purchase history.


Increase advertising revenue

  We intend to increase advertising revenue by focusing on a number of key strategies, including expanding our advertising customer base, increasing advertising rates, page views and the average size and length of advertising contracts, hiring additional direct sales representatives and continuing to invest in improving our ad serving and targeting technology. We also intend to offer special sponsorship and events-driven promotional advertising programs to build brand awareness, generate leads and drive traffic to an advertiser's site and to sell sponsorships of special interest pages where topically focused content is aggregated on a permanent area within a community.


Our Products and Services

  By offering free services, we create a diverse range of communities and a critical mass of members with whom to interact. We provide each member with unlimited disk space on our servers and the use of powerful Web publishing tools for the rapid creation of a personalized Web site. Additionally, we offer members free e-mail, chat, page counters, online clip art, electronic newsletters and online greeting cards, while also providing excellent customer service and high-quality site performance. Members can participate in one or more of over 200 communities and link to their personal Web sites, allowing them to take advantage of our services without the need to access the Xoom.com site directly.


How visitors become members

  To become a member, a visitor must provide a valid e-mail address as well as permission to be re-contacted with targeted news and product offers by e-mail. A new member can then use one or more of our free services, such as building a Web page, joining a community or sending an online greeting card, or can purchase products at a discount. Our services are designed so that their use attracts new members. For example, online greeting cards contain a message that informs the recipient of the card's origins and provides information on how the recipient can learn more about Xoom.com and become a member. We also encourage members to link their Web sites and communities to users outside of Xoom.com, thereby increasing our visibility among potential members.

Converting membership into e-commerce revenue

  Following membership registration, we send the new member an e-mail with password and membership confirmation, along with an initial product offer. Thereafter, we send the member an e-mail approximately once a week, containing product offerings or informational newsletters. Each e-mail contains directions for removal from our address list, should the member wish to stop receiving offers. Product offers are made to members worldwide using direct e-commerce techniques. Currently, we typically make product offers to our entire membership base or target segments of our membership based on the Web services they use. As we include additional purchasing history and third party data in our member database, we believe we will be able to effectively target consumers having an affinity for certain products and services. Frequent directed e-mail offers, combined with ease of ordering, provide a context for on-demand purchases of products and services. The following chart details our major product and service offerings for the year ended December 31, 1998 and prices for each category:

                                          Price
          Product Categories              Range      Offerings
          ------------------            ----------   ---------
Computer Software  ....................  $15 -  $50  Photo editing software, Web utilities, operating systems, video games, reference, hobby, voice
                                                     recognition

Computer Accessories and Peripherals...  $19 -  $99  Modems, digital video cameras, hard drives, keyboards, mice, cables, CD cleaner

Consumer Electronics  ................. $179 - $399  Digital cameras, DVD players

DVD Movies  ...........................  $16 -  $37  Comedy, drama, horror, action

Collectibles  .........................   $6 - $130  Beanie Babies, Furbys, South Park collections

Gifts  ................................  $14 -  $99  Jewelry, picture frames, Xoom.com branded gifts

Clip Art  .............................  $19 -  $79  CD-ROM clip art collections

Services  .............................  $10 - $199  Long distance telephone service, financial newsletters

Xoom.com Buyer's Club and list partnering

  The Xoom.com Buyer's Club affiliate program allows third party sites to place a Xoom.com registration engine on their site. The registration engine allows users to opt-in to receive direct e-mail offers from Xoom.com. The revenue we generate from members registering through this program is shared with the site hosting the registration engine. Sites participating in the Xoom.com Buyer's Club include InfoSpace.com, Talk City, Deja News, Mplayer.com and NetNoir among others. In addition, a number of third party sites allow us to send pre-approved product offers to their membership base in exchange for managing the e-mail database of such sites and sharing revenue generated from product sales. Among the sites participating in this program are Talk City, Deja News, Ulead Software, BUYDIRECT.com and Sausage Software. We currently manage approximately three million e-mail addresses on behalf of third party sites through these two programs.

Strategic Alliances

  We have entered into a number of strategic alliances, including the following:

  *  Hanover Direct.   We have formed a strategic alliance with Hanover Direct,
     a leading catalog direct e-commerce company, to create a new Internet e-commerce shopping channel. Under the alliance, we and Hanover Direct plan to combine our respective products and those of third parties for sale via the channel, which will operate 24 hours-a-day, seven days per week on the Xoom.com site. New merchandise in limited quantities will be rotated on an hourly basis around the clock, so that consumers are motivated toward immediate purchases. We will share revenue from this channel with Hanover Direct.

  *  Phillips Publishing.   We have developed a co-branded investing community
     called Investor Place with Phillips Publishing, the largest publisher of newsletters in the U.S. The site features investment advisers and their newsletter content, a stock ticker and portfolio service, subscription opportunities and other merchandise offerings. We will share revenue with Phillips from advertising and product and service sales in this co-branded investing community.

  *  ZDNet.   We have created and host a co-branded site, with the look and feel of the ZDNet Web site, that will market our clip art to ZDNet visitors. We and ZDNet will share revenue from advertising and product sales on the co-branded site. Also, ZDNet has created and hosts a co-branded site, with the look and feel of the Xoom.com Web site, that promotes ZDNet's Software Library to Xoom.com members. The Library consists of thousands of shareware and freeware programs that have been carefully reviewed and are available for free download. Xoom.com is offering the co-branded Software Library as a new, free member service, and will share revenue from advertising on the co-branded site.

  *  Quintel Communications.   We have signed an agreement with Quintel
     Communications, the nation's leading direct marketer of telecommunications products to consumers and small businesses, to offer Qwest Communications' long distance service to our members. We expect to offer in conjunction with Quintel Communications additional telecommunications services in the near future, such as IP telephony and unified messaging. The Qwest long distance rate is being offered to our members throughout the Xoom.com network of sites, within our member newsletter and through our direct e-mail offers.

  *  InfoSpace.com.   We have formed a strategic alliance with InfoSpace.com,
     Inc., a leading aggregator, integrator and syndicator of Web content services, under which InfoSpace.com is the exclusive provider of online white pages, yellow pages and classified ads for our members. The white pages, yellow pages and classified ads are in a co-branded environment available through the Xoom.com site. As part of the agreement, InfoSpace users are offered membership in the Xoom.com Buyers Club and the opportunity to receive offers from us.

  Our strategic alliances are under agreements with a duration of one year or less. Although we view our strategic relationships as a key factor in our overall business strategy, it is not certain that our strategic partners will view their relationships with us as significant to their own business or that they will not reassess their commitment to us in the future. In addition, it is possible that one of our strategic partners will break its agreement with us, and we might not be able to specifically enforce the terms of the agreement. Our arrangements with strategic partners generally do not establish minimum performance requirements for our strategic partners but instead rely on their voluntary efforts. In addition, most of our agreements with strategic partners may be terminated by either party with little notice. Therefore, there is no guarantee these relationships will be successful. In the event that a strategic relationship is discontinued for any reason, our business, results of operations and financial condition may be materially adversely affected. In addition, we cannot guarantee that we will be successful in establishing additional strategic relationships.


Sales and Marketing

  Our sales and marketing strategy is designed to strengthen awareness of the Xoom.com brand, increase online traffic, build member loyalty, maximize repeat purchases, increase the size and frequency of e-commerce transactions and develop additional revenue opportunities.


Marketing the Xoom.com site

  Historically, we have marketed our services primarily by word-of-mouth and indirect promotions by members with links to the Xoom.com site and through the use of our services. For example, each e-mail that a member sends using our e-mail service contains a message from us that promotes our service offerings. We believe that such relationship marketing will continue to generate a substantial amount of additional traffic and new members.

  We expect to use a portion of the net proceeds from the offering to develop other cost-effective methods of marketing the Xoom.com brand through relevant media, potentially including print, radio and television, in the future. All promotions will be designed to increase traffic and brand awareness of the Xoom.com name. We also intend to introduce a number of other brand awareness and membership retention programs on our own site to make use of our large and growing member base and visitor traffic.


Product marketing

  We apply a sophisticated direct e-commerce program, modeled after traditional direct mail campaigns, to generate product sales. Regular e-mails communicate targeted offers to members at an extremely low cost. As we gather additional information about our members, we intend to further target our offers and increase our range of product offerings. We have developed marketing campaign-management software that uses statistical techniques to analyze a test campaign and to predict the expected response rate to such campaign if it is rolled out to a larger group of members. Results are usually available in less than one day. This allows us to quickly and efficiently test-market potential product offerings. On the basis of these tests, we select product offers for a larger audience and tests price to maximize response, sales or profitability. Tests also allow us to structure campaigns that maximize member retention.


Advertising

  We have a direct sales organization, located in New York and San Francisco, that is dedicated to developing and maintaining close relationships with top advertisers and leading advertising agencies nationwide. As of December 31, 1998, we had six employees in our direct sales organization. From time to time we also enter into arrangements with a number of third-party advertising sales representatives, although, as of February 28, 1999, we had no such arrangements. Our sales organization is focused solely on selling advertising on all Xoom.com properties. Our sales organization consults regularly with advertisers and agencies on design and placement of their Web-based advertising, provides advertisers with advertising measurement analysis and focuses on providing a high level of customer service and satisfaction.

  Advertisers and advertising agencies typically enter into short-term agreements, on average one to two months, under which they receive a guaranteed number of impressions for a fixed fee. We have experienced, and expect to continue to experience, a variable renewal rate for our advertising contracts. Advertising on the Xoom.com site currently consists primarily of banner-style advertisements that are prominently displayed at the top of pages on a rotating basis throughout the Xoom.com site. From each banner advertisement, viewers can hyperlink directly to the advertiser's own Web site, thus providing the advertiser an opportunity to directly interact with an interested customer. Our standard rate card cost per thousand impressions for banner advertisements currently ranges from $8 to $12, depending upon location of the advertisement and the extent to which it is targeted for a particular audience. We may provide discounts from standard rates for higher volume, longer-term advertising contracts.


Advertising sponsorships

  We have signed a number of long-term sponsorships of a minimum of six months in length as a result of the growth in reach of the Xoom.com site and the desire of advertisers to reach our membership and user base. Such sponsorships generally provide for specific placement on the Xoom.com site and the delivery of a minimum number of impressions over the course of the contract. We have signed such agreements with BUYDIRECT.com, eBay, Goto.com, Inc., InfoSpace and NECX, among others.


Advertising customers

  During the twelve months ended December 31, 1998, we had approximately 133 advertisers on our Web site. For the year ended December 31, 1998, our five largest advertising customers, namely Goto.com, The Mining Co., Maaznet Directory Services, NECX and Yoyodyne Entertainment, accounted for approximately 35% of advertising revenue (approximately 9% of total net revenue). The following is a list of our top 15 advertising customers by net revenue for the year ended December 31, 1998:

Apartments.com                    The Mining Co.          USA Net
BUYDIRECT.com                     Musicblvd Network       Visual Properties
eBay                              NECX                    VR Services
Goto.com                          Sportsline USA          Yoyodyne Entertainment
Maaznet Directory Services        Spree.com               Ziff-Davis


Customer Service and Support

  We believe that the strength of our customer service and technical support operations is critical to our success in maintaining our membership base, increasing membership and encouraging repeat usage and purchases. We have established a team of customer service and technical support professionals who process inquiries and monitor the status of orders, shipments and payments, operating from 7 a.m. to 6 p.m. Pacific time Monday through Friday. Members can access customer service by e-mail and customers can access a toll-free telephone number. We intend to enhance and automate the e-mail response portions of our customer service and technical support operations in the near future.


Warehousing and Fulfillment

  We have no fulfillment operation or warehouse facility of our own, and currently rely primarily on Banta for warehousing and fulfillment services. As a result of our product testing, we do not generally carry large amounts of inventory of any given product. Most shipments are made from Banta's warehouse in Orem, Utah. In the event that our product sales increase substantially, particularly abroad, Banta has facilities within and outside of the United States that can handle additional shipment and warehousing needs.

  We use automated interfaces for accepting, sorting and processing orders to enable us to achieve the most rapid and economical purchase and delivery terms. We process approximately 95% of orders online, with the remainder by telephone, fax or mail. Once we receive an order, we send a confirmation by e-mail to the customer. At the end of each day, we send orders to Banta or to other suppliers for processing. When we send orders to Banta, Banta provides confirmation to us along with shipping information for all ground-shipped U.S. orders. International orders through Banta are sent by international air mail. We forward shipping information by e-mail to customers.

  We do not have a written agreement with Banta. If our relationship with Banta were to terminate without sufficient advance notice, our operations would be negatively affected, even if we were able to establish a relationship with a comparable vendor to fulfill orders. An unanticipated termination of our relationship with Banta would be particularly damaging during the fourth calendar quarter, in which a high percentage of our annual sales are made. We would also be affected by problems experienced by Banta, such as insufficient capacity and damage from human error, sabotage, fire, flood, power loss and other similar man-made or natural disasters.


Technology and Infrastructure

  We have developed an open standard hardware and software system that is designed for reliability. System architecture is based on a distributed model that is highly scalable, flexible and modular, emphasizing extensive automation and a high degree of redundancy that is designed to minimize single points of failure. The system integrates site management, network monitoring, quality assurance, transaction processing and fulfillment services. Currently, the system has 2.5 terabytes of unformatted disk space, supports over 25 million hits per day, has a peak bandwidth of over 90 megabits per second and transfers 350 megabytes of data each day.

  We use network servers that are housed separately by application at Exodus Communications, Inc. in Santa Clara, California and Frontier Global Center in Sunnyvale, California, third-party and public domain server software that we have optimized internally and internally developed tools and utilities. Requests for files are distributed to the appropriate servers using load distribution and balancing hardware. We also employ in-house monitoring software that includes automated diagnostic programs and intelligent agents, which test and measure system response, create reports for evaluation by technical staff and generate pager calls in the event of system failures. Additional software monitors abuse of the site by members and potential hackers. Reporting and tracking systems generate daily membership, order and campaign reports. Membership and mailing engines allow for efficient deployment of member data and targeting of e-mail campaigns.

  We store member-generated content on a redundant array of independent disks. We store member profile information on multiple disk arrays using Oracle database software and back it up to long-term tape storage devices on a daily basis. We will continue to upgrade and expand our server and networking infrastructure in an effort to improve our fast and reliable access to our Web site and communities. Any system failure that causes an interruption in service or a decrease in responsiveness of our Web site could result in less traffic on our Web site and, if sustained or repeated, could impair our reputation and the attractiveness of our brand. At present, we do not know if we will be able to scale our systems to handle a larger amount of traffic at higher transmission speeds. Expanding our network infrastructure will require substantial financial, operational and management resources in 1999 and future periods, all of which could affect the results of our operations.

  We developed our systems for maintaining our Web site, processing transactions and managing orders internally. If, in the future, we cannot modify these systems to accommodate increased traffic and an increased volume of transactions and orders, we could suffer slower response time, problems with customer service and delays in reporting accurate financial information. Any of these factors could significantly and adversely impact the results of our operations.

  Our site is connected to the Internet via multiple DS-3 and OC-3 links on a 24 hour-a-day, seven days per week basis by Exodus and Frontier Global Center. Exodus and Frontier Global Center also provide and manage power and environmentals for Xoom.com's networking and server equipment. We manage and monitor servers and network remotely from our headquarters in San Francisco, California. We strive to rapidly develop and deploy high-quality tools and features into our system without interruption or degradation in service. Any disruption in the Internet access provided by Exodus or Frontier Global Center, or any interruption in the service that Exodus or Frontier Global Center receives from other providers, or any failure of Exodus or Frontier Global Center to handle higher volumes of Internet users to the Xoom.com site could have a material adverse effect on our business, results of operations and financial condition.


Competition

  The market for community-based direct selling channels on the Internet is new and rapidly evolving. Competition for members, consumers, visitors and advertisers is intense and is expected to increase over time. Barriers to entry are relatively low. Other companies that are primarily focused on creating Web-based communities on the Internet and with whom we compete are Tripod and WhoWhere, subsidiaries of Lycos, GeoCities, recently acquired by Yahoo!, and theglobe.com. We also face competition and compete for visitors and traffic with Web directories, search engines, shareware archives, content sites, online service providers, and traditional media companies such as ABC, America Online, CBS, CNET, Excite, Infoseek, Lycos, NBC, Netscape, Microsoft, Time Warner and Yahoo!.

  We also expect intense competition in the e-commerce market from an ever increasing number of companies selling goods and services over the Internet, particularly goods and services that relate to the use of computers. These competitors include:

  * traditional computer retailers including CompUSA and Micro Electronics's MicroCenter;

  * various mail-order retailers including CDW Computer Centers, Micro Warehouse, Insight Enterprises, Inc., PC Connection, Inc. and Creative Computers;

  * Internet-focused retailers including Amazon.com, Egghead's Egghead.com, software.net, and New England Circuit Sales' NECX Direct;

  * manufacturers that sell directly over the Internet including Dell Computer, Gateway 2000, Apple Computer and many software companies;

  * a number of online service providers including America Online and the Microsoft Network that offer computer products directly or in partnership with other retailers;

  * some non-computer retailers such as Wal-Mart Stores that sell a limited selection of computer products in their stores; and

  * computer products distributors that may develop direct sales channels to the consumer market.

  Increased competition from these and other sources could require us to respond to competitive pressures by establishing pricing, marketing and other programs or seeking out additional strategic alliances or acquisitions that may be less favorable to us than we could otherwise establish or obtain, and thus could have a material adverse effect on our business, prospects, financial condition and results of operations.

  Many of our competitors have longer operating histories in the Web market, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources. In addition, substantially all of our current advertising customers and strategic partners also have established collaborative relationships with some of our competitors or other high-traffic Web sites. Our advertising customers might also conclude that other Internet businesses, such as search engines, commercial online services and sites that offer professional editorial content, are more effective sites for advertising. Moreover, we may be unable to maintain the high level of traffic on our Web site or our member base, which would make our site less attractive than those of our competitors. Any of these factors could adversely affect our ability to maintain or improve our position in the market relative to that of our competitors.


Intellectual Property and Proprietary Rights

  We view our technology as proprietary and try to protect it under existing United States and international laws relating to protection of intellectual property. We have also developed internal procedures to control access and dissemination of our proprietary information. Despite our precautions, third parties may succeed in misappropriating our intellectual property or independently developing similar intellectual property. Protecting our intellectual property against infringement could result in substantial legal and other costs and could divert our limited management resources and attention. This could adversely impact our business and the results of our operations.

  Some of the technology incorporated in our Web site is based on technology licensed from third parties. As we continue to introduce new services, we may need to license additional technology. If we are unable to timely license needed technology on commercially reasonable terms, we could experience delays and reductions in the quality of our services, all of which could adversely affect our business and results of operations. Our reputation and the value of our proprietary information could also be adversely affected by actions of third parties to whom we license our proprietary information and intellectual property. If someone asserts a claim relating to proprietary technology or information against us, we may seek licenses to such intellectual property. We cannot assure you, however, that we could obtain licenses on commercially reasonable terms, if at all. The failure to obtain the necessary licenses or other rights could have a material adverse effect on our business and results of operations.

  Although we do not believe we infringe the proprietary rights of any third parties, we cannot assure you that third parties will not assert claims against us in the future. From time to time, we have been subject to claims of alleged infringement of intellectual property rights of others on the basis of our actions and the content generated by our members. These categories of claims, whether or not meritorious, could result in litigation and become a drain on our management and financial resources. If successful, claims of this nature could subject us to liability, injunctive relief restricting our use of intellectual property important to our operations, and could ultimately cause us to lose rights to some of our intellectual property. Any of these events could have a material adverse effect on our business and results of operations.

EMPLOYEES

As of December 31, 1998, we had 71 full-time employees, including 34 in sales and marketing, 19 in operating and development and 18 in finance and administration. Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical and management personnel, for whom competition is intense. From time to time, we also employ independent contractors to support our research and development, marketing, sales and support and administrative organizations. Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We believe our relations with our employees are good.

ITEM 2.  PROPERTIES

  Our headquarters are currently located in a leased facility in San Francisco, California, consisting of approximately 18,700 square feet of office space, which is under a lease that expires September 30, 2007. We also lease approximately 6,531 square feet of office space in New York, New York for our East Coast sales offices under a lease that expires July 15, 2004.

ITEM 3.   LEGAL PROCEEDINGS

   We are litigating a dispute with Imageline, Inc., which claims to own the copyright in certain clip art images licensed to us by Sprint Software Pty Ltd, an unrelated third party. Some of the disputed images were included in versions of our Web Clip Empire CD-ROM product licensed by us to third parties, including other software clip publishers. The images licensed from Sprint Software generated less than 1.0% of our total net revenue in 1998, and since September 30, 1998, we have not received any net revenue for images licensed from Sprint Software.

  To resolve this matter, we filed a lawsuit against Imageline in August 1998 in the United States District Court for the Eastern District of Virginia. We asked for a declaration with respect to Imageline's allegations of copyright infringement regarding the clip art images. In September 1998 Imageline filed a counterclaim, which they amended in January 1999, seeking up to $60 million in damages. In March 1999, the parties completed the discovery process and filed separate motions for partial summary judgment. The lawsuit is scheduled for trial on April 13, 1999.

  We believe that the claims asserted in Imageline's counterclaim are without merit and continue to defend against them vigorously. As part of the lawsuit, we are seeking to enforce our right to indemnification under our license agreement with Sprint Software for any damages that may be imposed on us, although we do not know whether Sprint Software will be able to fulfill its indemnity obligations. Depending on the outcome of the litigation, we may also need to indemnify third parties for damages in connection with the use of the Imageline images. An unfavorable outcome in this litigation could adversely affect our business and results of operations.

  Zoom Telephonics, Inc. filed a lawsuit against us in September 1998 in the United States District Court for the District of Massachusetts alleging trademark infringement and related statutory violations. We were not served with Zoom Telephonics' complaint until January 1999. Zoom Telephonics has demanded that we stop using the XOOM trademark and has asked for an unspecified amount of money damages. We responded to the complaint in February 1999. We believe that the claims asserted by Zoom Telephonics are without merit and intend to defend against them vigorously. We cannot assure you, however, that the results of this litigation will be favorable to us. An adverse result of the litigation could have a material adverse effect on our business and results of operations, particularly if the litigation forces us to make substantial changes to our name and trademark usage. Any name change could result in confusion to consumers and investors, which could adversely affect the results of our operations and the market price of our common stock.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 On October 8, 1998, a majority of our stockholders executed a written consent to approve (A) the adoption of our 1998 Employee Stock Purchase Plan, (B) the filing of a Restated Certificate of Incorporation that (1) increased our authorized capital stock; (2) changed our corporate name to "XOOM.com, Inc." and
(3) made certain other changes in connection with our planned initial public offering.

  On November 16, 1998, a majority of our stockholders executed a written consent to approve (A) a 2-for-3 reverse stock split and (B) increases in the shares of Common Stock reserved for issuance under our Employee Stock Purchase Plan and Stock Incentive Plan to 300,000 and 2,000,000 shares, respectively, on a post-split basis.


                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

  (a) Our Common Stock has been quoted on the Nasdaq National Market under the symbol XMCM since our initial public offering on December 9, 1998. Prior to such time, there was no public market for our Common Stock.

  As of December 31, 1998, there were approximately 90 holders of record of our Common Stock. We have never paid any cash dividends on our capital stock. We currently intend to retain any future earnings for funding growth and, therefore do not expect to pay any dividends in the foreseeable future. The following table sets forth, for the periods indicated, the high and low sale prices per share of the Common Stock as reported on the Nasdaq National Market.

                                                High        Low
                                               --------   --------
Fiscal Year Ended December 31, 1998:
     Fourth Quarter (from December 9, 1998)    $45 1/8    $21 1/8

   (b)  Use of Proceeds

   We completed our initial public offering in December 1998. The following information relates to the use of proceeds of the offering:

        (1)  Effective Date of Registration Statement and Commission File
             ------------------------------------------------------------
Number.  Our Registration Statement on Form S-1, File No. 333-62395 (the
------
"Registration Statement"), relating to the offering, became effective on December 8, 1998.

        (2)  Offering Date.  The closing date of the offering was December 14,
             -------------
1998.

        (3)  Managing Underwriters.  Bear, Stearns & Co. Inc.
             ---------------------

        (4)  Securities Registered and Proposed Aggregate Offering Price.  We
             -----------------------------------------------------------
registered a total of 4,600,000 shares of Common Stock. The proposed maximum aggregate offering price was $64,400,000.

        (5)  Securities Sold.  We sold a total of 4,600,000 shares of Common
             ---------------
Stock in the offering, at a price of $14 per share.

        (6)  Aggregate Gross Proceeds, Expenses and Aggregate Net Proceeds.
             -------------------------------------------------------------
The sale of the 4,600,000 shares of Common Stock generated aggregate gross proceeds of $64,400,000. The aggregate net proceeds to us were approximately $57,342,000, after deducting underwriting discounts and commissions of $4,508,000 and our expenses of the offering of approximately $2,550,000.

        (7)  Use of Proceeds.  Through December 31, 1998 we used a portion of
             ---------------
the net proceeds to repay a note payable issued in connection with the acquisition of Pagecount, Inc. in the principal amount of $1,200,000, to repay a note payable issued in connection with a loan agreement in the principal amount of $1.25 million, and to pay the remaining balance of approximately $135,000 due under a license agreement with ArcaMax, Inc. In addition, in connection with the acquisition of Global Bridges Technologies, Inc. and the purchase of certain assets of Revolutionary Software, Inc., we paid a cash consideration of $130,000 and $260,000, respectively, upon completion of the offering. The remaining $54,367,000 of the net proceeds shall be used for general corporate purposes, including working capital, capital expenditures, potential acquisitions and promotional campaigns. The amounts actually expended by us for such purposes may vary significantly and will depend on a number of factors, including our future revenue and cash generated by operations and the other factors described under "Factors Affecting Operating Results." Accordingly, our management retains broad discretion in the allocation of the net proceeds of the offering. A portion of the net proceeds may also be used to acquire or invest in complementary businesses, technologies or product offerings. In the ordinary course of business, we evaluate potential acquisitions of such businesses, technologies and product offerings. However, we have no current material agreements or commitments with respect to any such acquisitions.

ITEM 6.  SELECTED FINANCIAL DATA

   You should read the following selected consolidated financial data in conjunction with the Consolidated Financial Statements and the Notes thereto and "Management's Discussion And Analysis Of Financial Condition And Results Of Operations" included elsewhere in this report. The selected historical consolidated statements of operations data presented below for the period from April 16, 1996 (inception) through December 31, 1996 and for the years ended December 31, 1997 and 1998 and the selected historical consolidated balance sheet data at December 31, 1996, 1997 and 1998 are derived from our consolidated financial statements, which are included elsewhere in this report.

                                                         Year Ended            Period from
                                                        December 31,          April 16, 1996
                                                      -----------------    (inception) through
                                                        1998     1997        December 31, 1996
                                                      -------   -------      -----------------
                                                        (in thousands, except per share data)
Consolidated Statement of Operations Data:
Net revenue:
  E-commerce ..................................       $  5,582  $    327           $   --
  Advertising .................................          2,144        60               --
  License fees and other ......................            592       454               --
                                                      --------  --------           --------
     Total net revenue ........................          8,318       841               --
Cost of net revenue:
  Cost of e-commerce ..........................          3,542       171               --
  Cost of license fees and other ..............             42       148               --
                                                      --------  --------           --------
     Total cost of net revenue ................          3,584       319               --
                                                      --------  --------           --------
Gross profit ..................................          4,734       522               --
Operating expenses:
  Operating and development ...................          3,841     1,150                266
  Sales and marketing .........................          2,834       292                 24
  General and administrative ..................          3,366       721                150
  Purchased in-process research and development            790      --                 --
  Amortization of deferred compensation .......          1,416       248               --
  Amortization of intangible assets ...........          1,843      --                 --
  Non-recurring charges .......................           --       1,243               --
                                                      --------  --------           --------
     Total operating expenses .................         14,090     3,654                440
                                                      --------  --------           --------
     Loss from operations .....................         (9,356)   (3,132)              (440)
Interest income, net ..........................             52      --                 --
Interest expense related to warrant ...........         (1,494)     --                 --
                                                      --------  --------           --------
Net loss ......................................       $(10,798) $ (3,132)          $   (440)
                                                      ========  ========           ========
Basic and diluted net loss per share(1) .......       $  (1.37) $  (0.64)          $  (0.89)
                                                      ========  ========           ========
Number of shares used in per share
 calculation--basic and diluted(1) ............          7,879      4,874               497

                                                              December 31,
                                                     -----------------------------
                                                       1998     1997        1996
                                                     -------- -------     --------
                                                              (in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments    $56,575   $     6     $    1
Working capital (deficit) .......................     52,560    (1,400)       156
Total assets ....................................     66,874       782        705
Long-term obligations, less current portion .....        528        --         --
Total stockholders' equity (deficit) ............     60,332      (873)       560

-------
(1) See Note 1 of Notes to Consolidated Financial Statements for an explanation of the determination of the number of shares used to compute net loss per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

  Xoom.com is one of the fastest growing direct e-commerce companies on the Internet. We attract members to our community site with a variety of free services, including homepages, e-mail, chat rooms, electronic newsletters, clip art and software libraries, page counters and online greeting cards. Our members can also join topical communities where they can exchange ideas and information. Members may also enter specialized forums such as Investor Place, Women's Circle or Health & Fitness, where they can gain access to professional content and special product and service offers available only on our Web site. Upon registration, members agree to receive periodic offers of products and services via e-mail. These competitively priced and continuously updated offers include computer software, computer accessories and peripherals, consumer electronics, clip art on CD-ROM and collectible items. In addition, we offer services such as a travel club, long distance telephone services and a DVD club. Our new offerings will include services such as home and auto insurance, wireless telecommunications services and membership clubs, and products such as magazine subscriptions, appliances, games, photography supplies and gardening tools, among others. We believe that our rapidly growing base of self-qualified members provides us with highly attractive e-commerce opportunities. In addition, we believe that our high levels of traffic and the number of unique users that visit our site or affiliated sites on which we offer services on a monthly basis, often referred to as reach, present an attractive platform for advertising.

  We were incorporated in April 1996 and commenced offering products for sale on our Web site in March 1997. From inception through December 1996, we had no sales and our operating activities related primarily to developing necessary computer infrastructure, recruiting personnel, raising capital and initial planning and development of the Xoom.com site. For the period beginning with the operation of the Xoom.com site through December 31, 1997, we continued these activities and focused on building sales momentum, establishing relationships with manufacturers, marketing the Xoom.com brand and establishing customer service and fulfillment operations.

  We generate net revenue from e-commerce, primarily through the use of direct e-mail marketing, licensing and the sale of advertising on our Web site. Total net revenue was $8.3 million and $841,000 for the years ended December 31, 1998 and 1997, respectively. The increase in total net revenue was primarily due to the growth of our member base, which resulted in increases in e-commerce revenue, increased Web-based advertising revenue and, to a lesser extent, an increase in license and other fees. Cost of net revenue increased substantially in absolute dollars, reflecting our increased sales volume. As we have grown, our operating expenses in absolute dollars have increased. We expect that the dollar amount of our operating expenses will continue to increase as a result of acquisitions, sales and marketing efforts, increased funding of site development, branding of the Xoom.com name and expansion of technology, operating infrastructure and general and administrative staff needed to support our growth.

  From inception through December 31, 1998, we generated total net revenue of approximately $9.2 million. Over the last year, quarterly net revenue increased from approximately $420,000 to $3.5 million. Since January 1998, the number of members has grown from 100,000 to 6.6 million as of March 15, 1999.

  As of December 31, 1998, we had an accumulated deficit of $14.4 million. Although we have experienced growth in net revenue, members, customers and reach in recent periods, these growth rates are not sustainable. These growth rates will decrease and are not indicative of future growth rates that we may experience.

  We have not achieved profitability on a quarterly or annual basis to date, and anticipate that we will incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount and rates of growth in our net revenue from e-commerce and advertising. We expect our operating expenses to increase significantly, especially in the areas of sales and marketing and brand promotion. As a result, we will need to increase our quarterly net revenue to achieve profitability. We believe that period-to-period comparisons of our operating results are not meaningful and that you should not rely upon the results for any period as an indication of future performance. Our business, results of operations and financial condition will be materially and adversely affected if:

  *  net revenue does not grow at anticipated rates;

  * increases in operating expenses are not offset by commensurate increases in net revenue; or

  *  we are unable to adjust operating expense levels in light of net revenue.

  Our operating losses might increase in the future, and we cannot guarantee that we will ever achieve or sustain profitability. See "Factors Affecting Operating Results--We cannot assure you that we will be profitable because we have operated our business only for a short period of time."

  To date, we have entered into business and technology acquisitions, license arrangements and strategic alliances in order to build our communities, provide community-specific content, generate additional traffic, increase the number of members and establish additional sources of net revenue. In March 1998, we acquired Paralogic, a chat service, for a purchase price of approximately $3.0 million (consisting of 682,410 shares of our common stock with a fair value of $2.31 per share, $1.4 million of debt, and $61,000 of acquisition costs). We also acquired Sitemail, an HTML-based e-mail product, through our purchases of Global Bridges and certain assets of Revolutionary Software in June 1998. Global Bridges, which we purchased for approximately $1.2 million (consisting of 215,018 shares of common stock with a weighted average fair value of $4.64 per share, $142,500 in cash, a note payable for $62,500 and approximately $23,000 of acquisition costs), owned the exclusive selling rights to Sitemail. Revolutionary Software, from which we purchased certain assets for approximately $1.7 million (consisting of 191,232 shares of common stock with a weighted average fair value of $6.28 per share, $272,500 in cash and a note payable for $262,500, along with certain earnout provisions), developed Sitemail and had licensed it to Global Bridges. Also in June 1998, we purchased from ArcaMax an exclusive, perpetual license to use Greetings Online, an online greeting card service, for approximately $644,000 (consisting of 133,334 shares of common stock with a fair value of $3.33 per share, $20,000 in cash and a note payable for $180,000). Additionally, in July 1998, we acquired Pagecount, a Web page counter and guestbook service, for approximately $1.5 million (consisting of $200,000 in cash, a note payable for $1.2 million and approximately $60,000 of acquisition costs).

  During 1998, we expensed $790,000 for purchased in-process research and development and approximately $1.8 million for the amortization of goodwill and purchased technology. Because most Internet business acquisitions involve the purchase of significant amounts of intangible assets, acquisitions of such businesses also result in goodwill and purchased technology and significant charges for purchased in-process research and development.

  We intend to continue making acquisitions to increase online reach and membership and to seek additional strategic alliances with content and distribution partners, including alliances that create co-branded sites through which we market our services. Acquisitions carry numerous risks and uncertainties, including:

  * difficulties in integrating operations, personnel, technologies, products and the information systems of the acquired companies;

  *  diversion of management's attention from other business concerns;

  * risks of entering geographic and business markets in which we have little or no prior experience; and

  *  potential loss of key employees of acquired entities.

  We cannot guarantee that we will be able to successfully integrate any businesses, products, technologies or personnel that might be acquired in the future. A failure to successfully integrate acquired entities or assets could have a material adverse effect on our business, results of operations and financial condition. In addition, we cannot guarantee that we will be successful in identifying and closing transactions with potential acquisition candidates. See "Factors Affecting Operating Results--If we are unable to successfully integrate future acquisitions into our operation, then our business and results of operations could be adversely affected."

  International sales comprised approximately 25% and 30% of total net revenue for the years ended December 31, 1998 and 1997, respectively. This consisted of $2.1 million and $252,000 in net revenue, respectively, during such periods. See "Factors Affecting Operating Results--Our international operations are subject to risks that could have a material adverse effect on our results of operations."

  We have recorded deferred stock compensation charges of $2.0 million, $551,000, and $0 during the years ended December 31, 1998 and 1997 and the period from April 16, 1996 (inception) through December 31, 1996, respectively. These charges account for the difference between the exercise price and the deemed fair value of certain stock options we granted to our employees. The deferred compensation charges include options granted to various employees that vested upon certain events, such as the successful completion of an initial public offering or individual performance goals. In June 1998, we modified these options so that they fully vest upon the earlier of such an event or two years from the date of grant. Therefore, we recorded related deferred compensation charges of approximately $783,000 and amortization charges (based on cumulative vesting to that date) of approximately $618,000 in June 1998. We recorded amortization of deferred stock compensation of $1.4 million and $248,000 in the years ended December 31, 1998 and 1997, respectively. We expect to record amortization expense related to these deferred stock compensation charges of approximately $580,000, $225,000, $80,000 and $20,000 in the years ended
December 31, 1999, 2000, 2001 and 2002, respectively. We cannot guarantee, however, that we will not accrue additional charges for other reasons or that our current estimates of these charges will prove accurate, either of which events could have a material adverse effect on our business, results of operations and financial condition.

  We will need to increase our inventory levels in the future to support a wider base of e-commerce products and to take advantage of volume purchase discounts. We contract with a third party warehousing and order fulfillment company to stock inventory and ship products directly to customers. We take title to this inventory, have responsibility for this inventory, and record inventory on our balance sheet until the final shipment to customers or other disposition of the inventory. There are inherent risks and costs in stocking inventory and coordinating with a third party warehousing and order fulfillment company. These risks include, but are not limited to, product obsolescence, excess inventory, inventory shortages resulting in unfulfilled orders, which could materially adversely affect operating results in the future. See "Factors Affecting Operating Results--Any failure of our network infrastructure could have a material adverse effect on our results of operations" and "--We depend on our vendors and suppliers."

Results of Operations

  From inception through the first quarter of 1997, our operations were limited and consisted primarily of start-up activities. Accordingly, we believe that year-to-year comparisons of 1996 against 1997, and 1997 against 1998, are not meaningful.

  The following table presents certain consolidated statement of operations data for the periods indicated as a percentage of total net revenue. From inception through December 31, 1996, we had no net revenue as operations were limited and consisted primarily of start-up activities.

                                                           Year ended
                                                          December 31,
                                                       -------------------
                                                        1998     1997
                                                       -------  -------
  Net revenue:
     E-commerce ..................................      67.1%      38.9%
     Advertising .................................      25.8        7.1
     License fees and other ......................       7.1       54.0
                                                       -----      -----
       Total net revenue .........................     100.0      100.0
  Cost of net revenue/(1)/:
     Cost of e-commerce ..........................      42.6       20.3
     Cost of license fees and other ..............       0.5       17.6
                                                       -----      -----
  Cost of net revenue ............................      43.1       37.9
                                                       -----      -----
  Gross profit ...................................      56.9       62.1
  Operating expenses:
     Operating and development ...................      46.2      136.8
     Sales and marketing .........................      34.1       34.7
     General and administrative ..................      40.5       85.7
     Purchased in-process research and development       9.5         --
     Amortization of deferred compensation .......      17.0       29.5
     Amortization of intangible assets ...........      22.1         --
     Non-recurring charges .......................        --      147.8
                                                       -----      -----
       Total operating expenses ..................     169.4      434.5
                                                       -----      -----
  Loss from operations ...........................    (112.5)    (372.4)
  Other income, net ..............................       0.6         --
  Interest expense related to warrant ............     (17.9)        --
                                                       -----      -----
  Net loss .......................................    (129.8)%   (372.4)%
                                                       =====      =====

-----
(1) There are no material costs of advertising revenue.

Net revenue

  We began generating net revenue in the first quarter of 1997. Our total net revenue increased to $8.3 million in the year ended December 31, 1998 from $841,000 in the year ended December 31, 1997. Net revenue is composed of e-commerce product sales (which includes outbound shipping and handling fees), advertising revenue and licensing and other fees revenue. The increase in net revenue was primarily due to the following four factors: (A) the expansion of our membership base; (B) an increase in the frequency of e-mail offerings and broader product offerings (which resulted in an increase in product sales through e-commerce); (C) an increase in Web-based advertising (our higher Web site traffic increased our attractiveness to advertisers); and to a lesser extent (D) an increase in license fees. No customer accounted for more than 10% of total net revenue for the year ended December 31, 1998, and one licensing customer accounted for 12% of total net revenue for the year ended December 31, 1997.


E-commerce revenue

  E-commerce revenue increased to $5.6 million in the year ended December 31, 1998 from $327,000 in the year ended December 31, 1997. The increase in net revenue was primarily due to the expansion of our membership base, which resulted in an increase in product sales, as well as expansion of the breadth of products offered. The percentage of our total net revenue attributable to e-commerce revenue increased to 67.1% in the year ended December 31, 1998 from 38.9% in the year ended December 31, 1997. We expect e-commerce revenue to continue to account for a large percentage of net revenue as we expand our product offerings and increase our direct e-commerce response rates through better member demographic information and targeting of product offers.

  We believe that offering our customers attractive prices is an essential component of our business strategy. We may in the future increase the discounts we offer our customers and may otherwise alter our pricing structures and policies. We anticipate that any increase in discounts or price reductions will reduce gross margins below those we experienced for the years ended December 31, 1998 and 1997.


Advertising revenue

  Advertising revenue increased to $2.1 million in the year ended December 31, 1998 from $60,000 in the year ended December 31, 1997. The increase in advertising revenue is primarily a result of the increase in our membership, site traffic and expansion of our advertising sales force. The percentage of our total net revenue attributable to advertising revenue increased to 25.8% in the year ended December 31, 1998 from 7.1% in the year ended December 31, 1997.


License fees and other revenue

  License fees and other revenue increased to $592,000 in the year ended December 31, 1998 from $454,000 in the year ended December 31, 1997. The increase in license fees and other revenue is primarily a result of additional clip art and other utilities we were able to license to third parties. The percentage of our total net revenue attributable to license fees decreased to 7.1% in the year ended December 31, 1998 from 54% in the year ended December 31, 1997. As we expand our e-commerce and advertising revenue, license fees and other revenue will continue to represent a smaller percentage of net revenue.


Cost of net revenue

  Gross margins decreased to 56.9% in the year ended December 31, 1998 from 62.1% in the year ended December 31, 1997, as a result of the increase in e-commerce revenue as a percentage of total net revenue. As a percentage of total net revenue, the cost of e-commerce increased to 42.6% of net revenue in the year ended December 31, 1998 from 20.3% of net revenue in the year ended December 31, 1997. There were no material costs of net revenue associated with advertising.


Cost of e-commerce revenue

  Cost of e-commerce consists primarily of the costs of merchandise sold to customers, credit card commissions, product fulfillment, and outbound shipping and handling costs. Cost of e-commerce was $3.5 million and $171,000 for the years ended December 31, 1998 and 1997, respectively. As a percentage of e-commerce revenue, the cost of e-commerce was 63.4% and 52.3% for the years ended December 31, 1998 and 1997, respectively. The increase was primarily attributable to the fact that in 1998 we broadened our product offerings. Our new product offerings included items with higher costs than in the prior year.

Cost of license fees and other revenue

  Cost of license fees and other consists primarily of royalties on net revenue of license fees. Cost of license fees were $42,000 and $148,000 for the years ended December 31, 1998 and 1997, respectively. As a percentage of license fees and other, cost of license fees and other were 7.2% and 32.7% for the years ended December 31, 1998 and 1997, respectively. Cost of license fees and other for the year ended December 31, 1997 included $81,000 in amortization of prepaid royalties related to a product that we discontinued in the fourth quarter of 1997.

  The mix of products we sell will impact our gross margins and the overall mix of e-commerce revenue, advertising revenue and license and other fees. We typically recognize higher gross margins on advertising revenue and license and other fees, which are expected to comprise a lower percentage of total net revenue in the future. Therefore, we expect shifts in the mix of sales will adversely impact our overall gross margin and could materially adversely impact our business, results of operations and financial condition.


Operating and development expenses

  Operating and development expenses consist primarily of payroll and related expenses for development and network operations personnel and consultants, costs related to systems infrastructure including Web site hosting, and costs of acquired content to enhance our Web site. Operating and development expenses increased to $3.8 million in the year ended December 31, 1998 from $1.2 million in the year ended December 31, 1997, and $266,000 in the period from April 16, 1996 through December 31, 1996. From inception to the year ended December 31, 1997, we incurred approximately $300,000 in costs relating to the development of a home office software product, apart from our Web site, which was subsequently abandoned due to low sales volume. From June 30, 1997 the absolute dollar increases from quarter to quarter in operating and development expenses were primarily attributable to increases in the number of personnel and associated costs related to enhancing the functionality and content of our Web site. Operating and development costs decreased as a percentage of total net revenue to 46.2% in the year ended December 31, 1998 from 136.8% in the year ended December 31, 1997.

  We believe operating and development expenses will increase significantly in the future, especially in relation to Web site hosting costs, as our membership grows, thus requiring additional bandwidth to support the many free services offered to members. We believe that we will need to make significant investments in our Web site to remain competitive. Therefore, we expect that our operating and development expenses will continue to increase in absolute dollars for the foreseeable future.


Sales and marketing expenses

  Sales and marketing expenses consist primarily of payroll and related expenses for personnel engaged in sales, marketing, publishing and customer support, as well as advertising and promotional expenditures. Sales and marketing expenses increased to $2.8 million in the year ended December 31, 1998 from $292,000 in the year ended December 31, 1997, and $24,000 in the period from April 16, 1996 to December 31, 1996. The absolute dollar increases from period to period in sales and marketing expenses were primarily attributable to increased personnel and related expenses required to implement our sales and marketing strategy as well as increased public relations and other promotional expenses. Sales and marketing costs decreased as a percentage of total net revenue to 34.1% in the year ended December 31, 1998 from 34.7% in the year ended December 31, 1997. We expect to continue hiring additional personnel and to pursue a branding and marketing campaign. Therefore, we expect marketing and sales expenses to increase significantly in absolute dollars.


General and administrative expenses

  General and administrative expenses consist primarily of payroll and related costs for general corporate functions, including finance, accounting, business development, human resources, investor relations, facilities and administration, as well as legal fees, and fees for professional services and directors. General and administrative expenses increased to $3.4 million in the year ended December 31, 1998 from $721,000 in the year ended December 31, 1997, and $150,000 from April 16, 1996 to December 31, 1996. The absolute dollar increases from period to period in general and administrative expenses were primarily due to increases in the number of general and administrative personnel, professional services, directors fees and facility expenses to support the growth of our operations. General and administrative expenses decreased as a percentage of total net revenue to 40.5% in the year ended December 31, 1998 from 85.7% in the year ended December 31, 1997. General and administrative expenses as a percentage of net revenue have decreased because of the growth in net revenue. We expect general and administrative expenses to increase in absolute dollars in future periods as we expand our staff, incur additional costs related to our operations, and are subject to the requirements of being a publicly traded company.


Purchased in-process research and development

  For the year ended December 31, 1998, we recognized the cost of purchased in-process research and development of $330,000 in connection with the acquisition of Paralogic, $330,000 in connection with the purchase of certain assets of Revolutionary Software and $130,000 in connection with the acquisition of Pagecount. We did not recognize such charges for the year ended December 31, 1997 or for the period from April 16, 1996 through December 31, 1996. See Note 2 of Notes to Consolidated Financial Statements.

  In connection with the Paralogic acquisition, we acquired Paralogic's chat technology, called ParaChat. ParaChat is designed to provide Web sites with an option to offer chat technology without requiring Web site hosts to buy the software, maintain or upgrade the software, or learn any additional skills beyond what is necessary to construct a Web site. The chat software is maintained on ParaChat's server and the Web site host is provided bits of source code or "tags" that are incorporated into the Web site. The tags interface via the Internet with the ParaChat server, and thus provide the Web site with chat capabilities. In exchange for the free service, the Web site host allows banner advertising on its site.

  As of the time of acquisition, ParaChat was not completely functional as a commercially viable product. The nature, amount and timing of the remaining estimated efforts necessary to develop the acquired, incomplete ParaChat technology into a commercially viable product included:

  (A) Remote database authentication: The chat server used a very simple flat-file database to maintain authentication information. In order to allow users to control their own password and user information, it was necessary to design a protocol using the Java programming language. This language enabled the chat server to remotely query an external Oracle database through the Internet to retrieve and modify information relating to the user and the chat room (e.g., the topic of discussion).

  (B) Creation of new chat client: The chat software is comprised of two parts: the client and the server. Although the server claimed compatibility with Internet Standard RFC1459 (a standard message format for Internet relay chat, allowing usage on multiple platforms), this feature was not useable on a commercial basis. The server functioned only with the limited ParaChat client, which did not allow for configuration or reconfiguration by the end-user to match the look and feel of an existing Web site. In order to allow deployment on an existing site, it was necessary to create an entirely new client that consisted of various building blocks that could be composed by the end-user using Hypertext Markup Language, also known as HTML, a computer language that people use widely to create Web sites. These building blocks would then use a Java-based communication protocol known as Inter-Applet-Communication (IAC) to communicate with each other and coordinate communication with the chat server. Since IAC is not well defined, and differs between browser implementations, a substantial amount of additional software development was required, particularly because no comparable client exists in the market today.

  (C) Control interface: The acquired ParaChat network did not allow users to control or administer their chat room in any way (e.g., eject abusive users, close the chat room or even specify a discussion topic). The enhancements necessary to make these features available, and to allow them to be maintained and administered via the central authentication database (also still under development at the time of acquisition), were complex and required significant additional development.

  (D) Advances in browser technology: In addition to the above modifications and other maintenance modifications and bug fixes, the rapid advances in Web browser technology implied continuous implementation of new features to exploit new browser technologies.

  As of the date of the technology's valuation, we estimated that 55% of the research and development effort had been completed at the date of acquisition and expected the remaining research and development efforts relating to the completion of the ParaChat technology would require approximately six months of effort from the date of valuation through its release date of September 1, 1998. We estimated that three full-time engineers would be required to complete the in-process projects. These projects included the use of one full-time engineer for six months to work on the external database connectivity efforts, one full-time engineer for six months to work on the client layout efforts, and one full-time engineer for six months to work on the management and control interface efforts. Accordingly, it was determined that total estimated research and development costs-to-complete for the ParaChat in-process project were $112,500. We completed the project by the scheduled date and the actual costs of completion were not materially different than estimated.

  As of the date of valuation, we expected the benefit of the acquired project to begin immediately after the estimated completion date. We expected that the in-process project would be developed to technological feasibility concurrent with the September 1998 release date. We have demonstrated the ability to implement the on-going research and development on time and on budget.

  The technology that we acquired from Revolutionary Software was a Web-based e-mail technology known as SiteMail. This in-process Web-based e-mail technology was designed to allow users to receive and send e-mail through the Internet using a Web browser. Since the technology was Web-based, it would allow for the integration of e-mail functionality into Web sites and would be accessible by any Web-connected device anywhere in the world. Furthermore, by integrating e-mail into a specific site, it would force the subscriber to visit that site to access e-mail, thereby increasing traffic. In addition, when users apply for e-mail accounts at Web sites offering SiteMail, they are given the domain name of that Web site or company. The personalization of the domain name in an e-mail address has become an innovative way of promoting a company's name or Web site.

  As of the date of acquisition, SiteMail was in the alpha testing stage of development and required the resolution of certain scalability technological hurdles in order to complete the technology. In addition to the scalability issues, the following functionality requirements also needed to be addressed by on-going research and development efforts: (A) improving the user interface; (B) connecting the e-mail server with external databases; (C) completing spam detection and filtering functions; and (D) completing security enhancements for Unix Internet applications.

  As of the date of acquisition, we estimated that approximately 50% of the research and development effort had been completed and expected the remaining research and development efforts relating to the completion of the SiteMail technology to continue from the date of acquisition through the release date of November 1998. The remaining development effort was estimated to require approximately 4.5 months of engineering effort. We estimated that 3.5 full-time developers would be required to complete this project. The total cost of remaining development was estimated to be approximately $98,000. We completed the project by the scheduled date and the actual costs of completion were not materially different than estimated.

  In connection with the Pagecount acquisition, we acquired a Web page counter product, titled Pagecount. This product is a banner page counter that tracks the number of visitors that view a member's site. It further breaks down impression statistics, or page views by day, date, and time. Other statistics include a list of locations from where the requests originated and the host names of up to 100 visitors. The software is maintained on the Pagecount server and tags are integrated into the Web site which interface with the Pagecount server. In exchange for the use of the Pagecount service, a banner advertisement may be placed on each counter image.

  Specifically, the nature, amount and timing of the remaining estimated efforts necessary to develop the acquired incomplete Pagecount technology into a commercially viable product included:

  (A) Stage of development: As of the date of the transaction, Pagecount was in the market research and coding stage of development and required the completion of certain engineering technological hurdles in order to complete the technology. Specifically, Pagecount was not yet able to handle large usage volumes and was only able to maintain statistical information for small members experiencing low levels of traffic. In addition, Pagecount did not have an advertising delivery capability and, historically, advertisements had to be superimposed onto the Web site by a human operator. This is a very inefficient method of placing advertisements onto Web sites and as volume increases it would be impossible to maintain the advertising inventory. At the date of valuation, Pagecount was in development on an advertising delivery system that would maximize the advertising inventory being generated. Furthermore, additional development was required to integrate the Pagecount technology into our infrastructure in order for it to be compatible with our network.

  (B) Additional research and development required: Ultimately the most significant research and development efforts related to the remaining engineering of the Pagecount server to permit (A) advertisers in the network access to industry-standard reports, (B) advertisements to be placed into the network using industry standard delivery software and (C) users to attain enhanced reporting and possibly, credit for having displayed a large number of banners (perhaps as a banner exchange offering).

  We estimated that approximately 55% of the research and development effort had been completed at the date of acquisition and expected the remaining research and development efforts relating to the completion of the Pagecount technology to continue from the date of acquisition through the release date of mid-December 1998. The remaining development effort at the date of acquisition was estimated to require approximately five months of engineering effort. We estimated that 2.5 full-time developers would be required to complete this project. The total estimated remaining development effort equates to a total cost to complete of approximately $78,000. We completed the project by the scheduled date and the actual costs of completion were not materially different than estimated.

Amortization of deferred compensation

  Deferred compensation expense reflects the amortization of stock compensation charges resulting from stock options and restricted stock purchase agreements. Stock compensation charges increased to $1.4 million for the year ended December 31, 1998 from $248,000 for the year ended December 31, 1997. This increase was primarily attributable to the modification of certain options, which required us to accelerate the amortization of the related deferred compensation, which occurred during the quarter ended June 30, 1998, as well as an increase in the number of options we granted to employees and consultants.


Amortization of intangible assets

  Amortization of intangible assets totaled $1.8 million for the year ended December 31, 1998. This amount represents amortization of intangible assets and goodwill resulting from our acquisitions of Paralogic, Global Bridges and Pagecount and the purchase of certain assets of Revolutionary Software, amortized over periods ranging from 24 to 42 months.

  We have determined the appropriateness of 2 to 3.5 year estimated useful lives related to the intangible assets based on general and specific analysis. In general, the Internet is characterized by rapid technological change, changes in users and customer requirements and preferences, frequent new product and service introductions and the emergence of new industry standards and practices.

  The market for community-based direct selling channels on the Internet is new and rapidly evolving and competition for members, consumers, visitors and advertisers is intense. In addition, we attract members to our Web site with a variety of free services, including home pages, e-mail, chat rooms, electronic newsletters, clip art and software libraries, online greeting cards and page counters. In order to continue attracting members using these various methods, the free services must be constantly updated and improved.

  With respect to the purchased technology associated with all business and technology acquisitions, we considered the effects of obsolescence, demand, competition, and other economic factors. Due to the rapid technological change involved in the Internet, we estimated that new technologies would replace the intangible assets relating to the purchased technology within a 2 to 3.5 year period.

  With respect to the goodwill associated with all of the acquisitions, we considered the effects of obsolescence, demand, competition, other economic factors and expected actions of competitors and others. Based on these considerations, we determined the positive effect of the acquisitions, and therefore the life of the goodwill, to be from 24 to 42 months. See "Factors Affecting Operating Results--If we are unable to integrate new technologies and standards effectively, the results of our operations could be adversely affected," "--Any increase in competition could adversely affect our ability to maintain or improve our position in the market relative to that of our competitors which could have a material adverse effect on our business and results of operations" and "--If we are unable to successfully integrate future acquisitions into our operation, then our business and results of operations could be adversely affected."

  With respect to the intangible assets associated with Global Bridges, Pagecount, Revolutionary Software, and ArcaMax, we considered the competition for users of electronic mail, Web page counters, and online greeting card services. We also considered the fact that they provide free e-mail and online greeting card services to all members. We expect to generate revenue from advertising and direct e-commerce to such users. In addition, the competition for these users is intense and we expect that within two years we or our competitors will develop new technologies that will render the existing products obsolete. The obsolescence of our existing technologies, without the introduction of new products, could result in a loss of members. As a result, we determined the positive effect of the Global Bridges, Pagecount, Revolutionary Software and ArcaMax transactions, and therefore the life of intangible assets, to be from 24 to 42 months. See "Factors Affecting Operating Results--If we are unable to integrate new technologies and standards effectively, the results of our operations could be adversely affected," "--Any increase in competition could adversely affect our ability to maintain or improve our position in the market relative to that of our competitors, which could have a material adverse effect on our business and results of operations."


Non-recurring charges

  Non-recurring charges totaled approximately $1.2 million in the year ended December 31, 1997. These charges consisted of a $243,000 write-off of costs associated with a discontinued product, and a $1.0 million provision for a legal dispute for a copyright infringement claim from Imageline relating to certain clip art images that we had licensed from an unrelated third party. This litigation might subject us to significant liability for damages which could have a material adverse impact on our business, results of operations, cash flows and financial condition. This might result in invalidation of our proprietary rights. Even if the suit is without merit, it could be time consuming and expensive to defend, and this could result in the diversion of management time and attention, any of which might have a material adverse impact on our business, results of operations, cash flows and financial condition. See "Factors Affecting
Operating Results--We could face liability from legal proceedings that could adversely affect our business and results of operations," "Business--Legal Proceedings" and Note 9 of Notes to Consolidated Financial Statements.


Income taxes

  There was no provision for federal or state income taxes for any period as we have incurred operating losses. As of December 31, 1998, we had net operating loss carryforwards for federal income tax purposes of approximately $4.9 million. We cannot assure you that we will realize the benefit of the net operating loss carryforwards. The federal net operating loss carryforwards will expire at various dates beginning in fiscal year 2011 through 2018 if we do not use them. Due to the "change of ownership" provisions of the Internal

Revenue Code, the availability of our net operating loss and credit carryforwards may be subject to an annual limitation against taxable income in future periods. This consequence would result if a change in ownership of more than 50% of the value of our stock should occur over a three year period, and this could substantially limit the eventual tax utilization of these carryforwards. See Note 7 of Notes to Consolidated Financial Statements.


Quarterly Results of Operations

  The following tables present certain consolidated statements of operations data for our eight most recent quarters ended December 31, 1998 in dollars and as a percentage of net revenue. In management's opinion, this unaudited information has been prepared on the same basis as the audited annual financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for fair presentation of the unaudited information for the quarters presented. You should read this information in conjunction with the consolidated financial statements, including the notes thereto, included elsewhere in this report. The results of operations for any quarter are not necessarily indicative of results that we might achieve for any subsequent periods.

                                                                                Three Months Ended
                                            ------------------------------------------------------------------------------------
                                            Mar. 31,   June 30,  Sept. 30,  Dec. 31,    Mar. 31,   June 30,   Sept. 30,  Dec. 31,
                                             1997      1997        1997       1997       1998       1998       1998       1998
                                            -------    -------  ---------   ---------   -------    -------    -------    -------
                                                                             (in thousands)
Net revenue:
 E-commerce ..........................      $     9    $    12    $    38    $   268    $   677    $ 1,157    $ 1,532    $ 2,216
 Advertising .........................         --            7         14         39         83        272        598      1,191
 License fees and other ..............           20        151        170        113         89        287        170         46
                                            -------    -------    -------    -------    -------    -------    -------    -------
   Total net revenue .................           29        170        222        420        849      1,716      2,300      3,453
                                            -------    -------    -------    -------    -------    -------    -------    -------
Cost of net revenue(1):
 Cost of e-commerce ..................            4         49         19         99        278        621      1,067      1,576
 Cost of license fees and other ......           82         23         31         12          8         19          7          8
                                            -------    -------    -------    -------    -------    -------    -------    -------
   Total cost of net revenue .........           86         72         50        111        286        640      1,074      1,584
                                            -------    -------    -------    -------    -------    -------    -------    -------
Gross profit .........................          (57)        98        172        309        563      1,076      1,226      1,869
Operating expenses:
 Operating and development ...........          397        350        132        271        576        773      1,209      1,283
 Sales and marketing .................           37         83         51        121        262        455        853      1,264
 General and administrative ..........          152        130        195        244        316        783      1,059      1,208
 Purchased in-process research and
  development ........................         --         --         --         --          330        330        130       --
 Amortization of deferred compensation            5          6        100        137         79        728        304        305
 Amortization of intangible assets ...         --         --         --         --         --          346        741        756
 Non-recurring charges ...............         --          243      1,000       --         --         --         --         --
                                            -------    -------    -------    -------    -------    -------    -------    -------
   Total operating expenses ..........          591        812      1,478        773      1,563      3,415      4,296      4,816
                                            -------    -------    -------    -------    -------    -------    -------    -------
 Loss from operations ................         (648)      (714)    (1,306)      (464)    (1,000)    (2,339)    (3,070)    (2,947)
 Other income, net ...................         --         --         --         --         --         --           17         35
 Interest expense related to warrant .         --         --         --         --         --         --         --       (1,494)
                                            -------    -------    -------    -------    -------    -------    -------    -------
Net loss .............................      $  (648)   $  (714)   $(1,306)   $  (464)   $(1,000)   $(2,339)   $(3,053)   $(4,406)
                                            =======    =======    =======    =======    =======    =======    =======    =======

                                                                                Three Months Ended
                                            ------------------------------------------------------------------------------------
                                            Mar. 31,   June 30,  Sept. 30,  Dec. 31,    Mar. 31,   June 30,   Sept. 30,  Dec. 31,
                                             1997      1997        1997       1997       1998       1998       1998       1998
                                            -------    -------  ---------   ---------   -------    -------    -------    -------
                                                                             (in thousands)
Net revenue:
 E-commerce ..........................         31.0%      7.1%     17.1%     63.8%     79.7%     67.4%     66.6%     64.2%
 Advertising .........................         --         4.1       6.3       9.3       9.8      15.9      26.0      34.5
 License fees and other ..............         69.0      88.8      76.6      26.9      10.5      16.7       7.4       1.3
                                           -------     -----     -----     -----     -----     -----     -----     -----
   Total net revenue .................        100.0     100.0     100.0     100.0     100.0     100.0     100.0     100.0
Cost of net revenue(1):
 Cost of e-commerce ..................         13.8      28.9       8.6      23.5      32.8      36.2      46.4      45.6
 Cost of license fees and other ......        282.8      13.5      13.9       2.9       0.9       1.1       0.3       0.2
                                            -------     -----     -----     -----     -----     -----     -----     -----
   Total cost of net revenue .........        296.6      42.4      22.5      26.4      33.7      37.3      46.7      45.9
                                            -------     -----     -----     -----     -----     -----     -----     -----
Gross profit .........................       (196.6)     57.6      77.5      73.6      66.3      62.7      53.3      54.1
Operating expenses:
 Operating and development ...........      1,369.0     205.9      59.5      64.6      67.8      45.0      52.6      37.2
 Sales and marketing .................        127.6      48.8      23.0      28.8      30.9      26.5      37.1      36.6
 General and administrative ..........        524.1      76.5      87.8      58.1      37.2      45.7      46.0      35.0
 Purchased in-process research and
  development ........................         --        --        --        --        38.9      19.2       5.7      --
 Amortization of deferred compensation         17.2       3.5      45.0      32.6       9.3      42.4      13.2       8.8
 Amortization of intangible assets ...         --        --        --        --        --        20.2      32.2      21.9
 Non-recurring charges ...............         --       142.9     450.5      --        --        --        --        --
                                            -------     -----     -----     -----     -----     -----     -----     -----
   Total operating expenses ..........      2,037.9     477.6     665.8     184.1     184.1     199.0     186.8     139.5
                                            -------     -----     -----     -----     -----     -----     -----     -----
 Loss from operations ................     (2,234.5)   (420.0)   (588.3)   (110.5)   (117.8)   (136.3)   (133.5)    (85.3)
 Other income, net ...................         --        --        --        --        --        --         0.7       1.0
 Interest expense related to warrant .         --        --        --        --        --        --        --       (43.3)
                                            -------     -----     -----     -----     -----     -----     -----     -----
Net loss .............................     (2,234.5)%  (420.0)%  (588.3)%  (110.5)%  (117.8)%  (136.3)%  (132.8)%  (127.6)%
                                            =======     =====     =====     =====     =====     =====     =====     =====

--------------------
(1) There are no material costs of advertising revenue.

  Our operating expenses have increased significantly in absolute dollar amounts in each quarter during 1998, 1997 and 1996 as we have transitioned from the development stage to the commercialization of our services and products and expansion of our business. We expect operating expenses will continue to increase in the future as we continue to seek to expand our business. To the extent that these expenses are not accompanied by an increase in net revenue, our business, results of operations and financial condition could be materially adversely affected.

  We expect operating results to fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. See "Factors Affecting Operating Results--We cannot assure you that we will be profitable because we have operated our business only for a short period of time" and "--The unpredictability of our quarter-to-quarter results could cause our stock price to be volatile or decline."

  As a strategic response to changes in the competitive environment, we might from time to time make certain pricing, service or marketing decisions or pursue business combinations that could have a material adverse effect on our business, results of operations and financial condition. In order to accelerate the promotion of the Xoom.com brand, we intend to significantly increase our marketing budget, which could materially and adversely affect our business, results of operations and financial condition. We expect to experience seasonality in our business, with user traffic on the Xoom.com site potentially being lower during the summer and year-end vacation and holiday periods when overall usage of the Web is lower. Additionally, seasonality may significantly affect our advertising revenue during the first and third calendar quarters, as advertisers historically spend less during these periods. Because Web-based commerce and advertising is an emerging market, additional seasonal and other patterns may develop in the future as the market matures. Any seasonality is likely to cause quarterly fluctuations in our operating results, and these patterns could have a material adverse effect on our business, results of operations and financial condition.

  Due to the foregoing factors, our quarterly net revenue and operating results are difficult to forecast. Consequently, we believe that period to period comparisons of our operating results will not necessarily be meaningful and you should not rely on them as an indication of future performance. It is likely that in some future quarter or quarters our operating results will fall below the expectations of securities analysts and investors. In such event, the trading price of our common stock would likely be materially and adversely affected. See "Factors Affecting Operating Results--We cannot assure you that we will be profitable because we have operated our business only for a short period of time" and "--The unpredictability of our quarter-to-quarter results could cause our stock price to be volatile or decline."

Liquidity and Capital Resources

  Prior to our initial public offering, we financed our operations primarily through the private placement of common stock. On December 9, 1998, we completed our initial public offering of common stock, in which we issued 4,600,000 shares of common stock at a price of $14.00 per share. Proceeds from the offering were approximately $57.3 million, net of offering costs.

  At December 31, 1998, we had cash and cash equivalents and short-term investments of approximately $56.6 million. We regularly invest excess funds in short-term money market funds, government securities and commercial paper.

  Net cash used in operating activities for the years ended December 31, 1998 and 1997 and for the period from April 16, 1996 through December 31, 1996 was $3.6 million, $1.4 million, and $635,000, respectively. Cash used in operating activities for the year ended 1997 was primarily the result of net losses, partially offset by an increase in the contingency accrual. Cash used in operating activities for the year ended December 31, 1998 was primarily the result of net losses and an increase in accounts receivable related to the growth of advertising revenues, partially offset by amortization of intangible assets related to our acquisitions, amortization of deferred compensation incurred in connection with the granting of options to employees to purchase common stock, an increase in current liabilities as a result of the growth of our business, and a non-cash charge related to the issuance of warrants in connection with a loan agreement.

  Net cash used in investing activities for the years ended December 31, 1998 and 1997 and for the period from April 16, 1996 through December 31, 1996 was $4.7 million, $393,000, and $64,000, respectively. Cash used in investing activities in each period was primarily related to purchases of fixed assets, except for the year ended December 31, 1998, in which cash used in investing activities also included $2 million for the purchase of short-term investments and $731,000 of net cash for business and asset acquisitions. From time to time, we expect to evaluate the acquisition of products, businesses and technologies that complement our business. These acquisitions may involve a cash investment.

  Net cash provided by financing activities for the years ended December 31, 1998 and 1997 and for the period from April 16, 1996 through December 31, 1996 was $62.8 million, $1.8 million, and $700,000, respectively. Cash provided by financing activities was primarily attributable to net proceeds from the issuance of common stock and the issuance of notes payable to stockholders. In addition, for the year ended December 31, 1998, cash provided by financing activities include $511,715 received in connection with a secured financing agreement with a leasing company and $1,250,000 received in connection with a loan agreement. See Note 6 of Notes to Consolidated Financial Statements. For the year ended December 31, 1998, cash provided by financing activities also included cash received from the issuance of 4,600,000 shares of common stock upon the completion of our initial public offering. Proceeds from the offering were approximately $57.3 million, net of offering costs. Offsetting the cash generated by financing activities in 1998 was $3.2 million used to repay notes payable.

  As of December 31, 1998, our principal commitments consisted of obligations outstanding under operating and capital leases. Although we have no material commitments for capital expenditures, we anticipate a substantial increase in our capital expenditures and lease commitments consistent with anticipated growth in operations, infrastructure and personnel. Also, in the future, we may require a larger merchandise inventory in order to provide better availability to customers and achieve purchasing efficiencies.

  As of December 31, 1998, we had a total of $1.7 million in notes payable relating to our acquisitions, $1.3 million of which was due in 1999. This includes a non-interest bearing note payable in the amount of $1.1 million payable to the stockholders of Paralogic in minimum monthly installments of $30,000 through September 1999, including additional payments up to $860,000 based on performance measurements. Total notes payable also includes a note payable of $47,500, which bears interest at a rate of 5% and is due in equal monthly payments of $2,500 through August 2000 to the stockholders of Global Bridges. See Note 2 of Notes to Consolidated Financial Statements.

  In the year ended December 31, 1998, we issued warrants to purchase a total of 314,747 shares of common stock at a price of $3.33 per share. These warrants were exercised prior to our initial public offering on December 9, 1998. See
Note 10 of Notes to Consolidated Financial Statements.

  On October 1, 1998, we entered into a secured financing agreement with a leasing company. The agreement provides for borrowings of up to a cumulative amount of $1.0 million through July 31, 1999. As of December 31, 1998, our outstanding principal balance under this agreement was approximately $155,000.

  On November 3, 1998, we entered into a secured loan agreement, which provided for borrowings of up to $2,750,000. In November 1998, we borrowed $1,250,000 under this agreement. Under the terms of the loan agreement, we issued the lender a warrant to purchase up to 183,333 shares of common stock at an exercise price equal to $14 share. We recorded a non-cash charge classified as a non-operating expense of approximately $1.5 million during the fourth quarter of 1998 based on the fair value of this warrant. As of December 31, 1998, all interest and principal amounts had been fully paid, and the loan agreement had been canceled. On January 11, 1999, the lender exercised the warrants in a net exercise transaction and purchased 116,231 shares of our common stock at a price of $14 per share. The effective interest rate on this secured loan agreement for the year ended December 31, 1998 was approximately 1,450%.

  We believe that we have the financial resources needed to meet our presently anticipated business requirements, including capital expenditure and strategic operating programs, for at least the next 12 months. Thereafter, if cash generated by operations is insufficient to satisfy our liquidity requirements, we may need to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity or convertible debt securities may result in additional dilution to our stockholders. We may not be able to raise any such capital on terms acceptable to us or at all.


Disclosures About Market Risk

  Our exposure to market risk is principally confined to our short-term available-for-sale securities, which have short maturities and, therefore, minimal and immaterial market risk.


Year 2000 Compliance

  Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. As a result, software that records only the last two digits of the calendar year may not be able to distinguish whether "00" means 1900 or 2000. This may result in software failures or the creation of erroneous results.

  We have conducted an internal review of software systems which we use for site management, network monitoring, quality assurance, transaction processing and fulfillment services. Because we developed these software systems internally, beginning at inception in 1996 when the Year 2000 problem already had some visibility, we were largely able to anticipate four digit requirements. In conjunction with ongoing reviews of our own products and services, we are also reviewing our computer infrastructure, including network equipment and servers. We do not anticipate material problems with network equipment, as our current configuration was installed within the last three years. Similarly, we purchased most of our servers in 1997 and 1998. With this relatively current equipment, we do not anticipate material Year 2000 compliance problems, and we will replace any servers that cannot be updated either in the normal replacement cycle or on an accelerated basis. We have also internally standardized our personal computers on Windows NT 4.0, using reasonably current service packs, which we are advised by our vendor are Year 2000 compliant. We use multiple software systems for internal business purposes, including accounting, e-mail, development, human resources, customer service and support and sales tracking systems. All of these applications have been purchased within the last three years.

  We have made inquiries of vendors of systems we believe to be mission critical to our business regarding their Year 2000 readiness. Although we have received various assurances, we have not received affirmative documentation of Year 2000 compliance from any of these vendors and we have not performed any operational tests on our internal systems. We generally do not have contractual rights with third party providers should their equipment or software fail due to Year 2000 issues. If this third party equipment or software does not operate properly with regard to Year 2000, we may incur unexpected expenses to remedy any problems. These expenses could potentially include purchasing replacement hardware and software. We have not determined the state of compliance of certain third-party suppliers of services such as warehousing and fulfillment services, phone companies, long distance carriers, financial institutions and electric companies, the failure of any one of which could severely disrupt our ability to carry on our business.

  We anticipate that our review of Year 2000 issues and any remediation efforts will continue throughout calendar 1999. The costs incurred to date to remediate our Year 2000 issues have not been material. If any Year 2000 issues are uncovered with respect to these systems or our other internal systems, we believe that we will be able to resolve these problems without material difficulty, as replacement systems are available on commercially reasonable terms. We presently estimate that the total remaining cost of addressing Year 2000 issues will not exceed $150,000. We derived these estimates using a number of assumptions, including the assumption that we have already identified our most significant Year 2000 issues. However, these assumptions may not be accurate, and actual results could differ materially from those anticipated. In view of our Year 2000 review and remediation efforts to date, the recent development of our products and services, the recent installation of our networking equipment and servers, and the limited activities that remain to be completed, we do not consider contingency planning to be necessary at this time.

  Our applications operate in complex network environments and directly and indirectly interact with a number of other hardware and software systems. We are unable to predict to what extent our business may be affected if our systems or the systems that operate in conjunction with it experience a material Year 2000 failure. Known or unknown errors or defects that affect the operation of our software and systems could result in delay or loss of revenue, interruption of services, cancellation of contracts and memberships, diversion of development resources, damage to our reputation, increased service and warranty costs, and litigation costs, any of which could adversely affect our business, financial condition and results of operations. The most likely worst case scenario is that the Internet fails and we are unable to offer any services on our community site or make any of our direct e-commerce offerings.

  Concurrently with the two-phase analysis of its internal systems, Xoom.com has begun to survey third-party entities with which Xoom.com transacts business, including critical vendors and financial institutions, for Year 2000 compliance. Xoom.com expects to complete this survey in the second quarter of 1999. At this time Xoom.com cannot estimate the effect, if any, that non-compliant systems at these entities could have on the business, results of operations or financial condition of Xoom.com, and there can be no assurance that the impact, if any, would not be material. See "Factors Affecting Operating Results--Year 2000 issues could negatively affect our business."


Recent Accounting Pronouncements

  As of January 1, 1998 the Company adopted Financial Accounting Standards Board Statement No. 130 ("SFAS 130"), "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The Company had no material components of comprehensive income. The adoption of this standard has had no impact on the Company's consolidated financial position, stockholders' equity, results of operations or cash flows. Accordingly, the Company's comprehensive loss for the year ended December 31, 1998 is equal to its reported loss.

  Additionally, the Financial Accounting Standards Board issued Statement No. 131 ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information," which establishes standards for the way public business enterprises report information in annual statements and interim financial reports regarding operating segments, products and services, geographic areas and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. The adoption of this statement did not have a significant impact on the way we report information in our annual statements and interim financial reports.

  In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of
Computer Software Developed or Obtained for Internal Use", which establishes guidelines for the accounting for the costs of all computer software developed or obtained for internal use. We are required to adopt SOP 98-1 effective January 1, 1999. The adoption of SOP 98-1 is not expected to have a material impact on our consolidated financial statements.


FACTORS AFFECTING OPERATING RESULTS

  This report on Form 10-K contains forward looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated by such forward looking statements as a result of certain factors, including those set forth below.

We cannot assure you that we will be profitable because we have operated our business only for a short period of time

  Xoom.com was founded in April 1996 and has a limited operating history. An investor in our common stock must consider the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets, particularly those involved in e-commerce and the Internet. These risks include:

  * the level of use of the Internet and online services and consumer acceptance of the Internet and other online services, particularly direct e-mail marketing, for the purchase of consumer products such as those we offer;

  *  the lack of broad acceptance of the community model on the Internet;

  * our inability to generate significant e-commerce revenue or premium service revenue from our members;

  * our inability to maintain and increase levels of traffic on the Xoom.com Web site;

  *  our failure to continue to develop and extend the Xoom.com brand;

  *  our inability to attract or retain members;

  * our inability to meet minimum guaranteed impressions under advertising agreements;

  *  our failure to anticipate and adapt to a developing market;

  * our inability to upgrade and develop our systems and infrastructure and attract new personnel in a timely and effective manner;

  * the failure of our server and networking systems to efficiently handle our Web traffic; and

  *  our inability to effectively manage rapidly expanding operations.

We cannot be certain that our business strategy will be successful or that we will successfully address these risks.

  As of December 31, 1998, we had an accumulated deficit of $14.4 million. Although we have experienced growth in our net revenue, members, customers and reach in recent periods, these growth rates are not sustainable and will decrease in the future. To date, we have not been profitable on either a quarterly or an annual basis, and we expect to incur net losses for the foreseeable future. We expect our operating expenses to increase significantly, especially in the areas of sales and marketing and brand promotion, and, as a result, we will need to increase our revenue to become profitable. If our revenue does not grow as expected or increases in our expenses are not in line with forecasts, there could be a material adverse effect on our business, results of operations and financial condition.

The unpredictability of our quarter-to-quarter results could cause our stock price to be volatile or decline

  Our operating results have fluctuated in the past and will likely continue to do so in the future. Some of the factors that could cause our operating results to fluctuate are:

  * the level of demand for the services and products offered in our direct e-mail marketing and our ability to meet the demand in a timely manner;

  * consumers' receptiveness to e-commerce and to direct e-mail marketing in particular;

  *  developments relating to advertising on the Web;

  *  timely deployment and expansion of our network and network architectures;

  * new services offered by our competitors that affect the level of traffic on our Web site and the continuing expansion of our membership base;

  * our ability to predict demand for products and services we offer and to optimize inventory levels accordingly;

  * marketing costs that we will need to incur in order to maintain and enhance the Xoom.com brand name;

  *  the loss of key business relationships;

  *  the mix of domestic and international sales;

  * the costs of acquiring technology or businesses and our ability to integrate them into our operations; and

  * economic conditions generally, as well as those specific to the Internet and related industries.

  To respond to these and other factors, we may need to make business decisions that could have a material adverse effect on our quarterly operating results.

  Our business fluctuates on a seasonal basis. Traffic on our site has historically been lower during the summer and year-end vacation and holiday periods when people tend to spend less time on the Internet. Advertising revenue also varies with the seasons. Typically, advertisers spend less during the first and third calendar quarters. Web-based commerce and advertising are relatively new, which means that new trends may develop that could affect the results of our operations.

  As a relatively new company, it is difficult for us to plan or anticipate our operating expenses based on our limited historical financial data. If our actual revenue is lower than predicted, we may be unable to adjust our operating expenses accordingly.

  A substantial portion of our net revenue is from short-term advertising contracts, usually one to two months in length. That means our quarterly net revenue is a function of the contracts we enter into within the quarter and our ability to adjust spending in light of any net revenue shortfalls. To date, our advertising revenue comes from a small group of customers whose composition periodically changes. For example, during the year ended December 31, 1998, our five largest advertisers accounted for approximately 35% of our total advertising revenue. As a result, the cancellation of even a small number of these advertising contracts could affect our operating results. Advertising revenue is also linked to the level of traffic on our Web site, so if traffic is less than the level expected by our advertising customers, our revenue from this source could be affected. We have guaranteed our advertisers a minimum number of impressions on our Web site. Reduced traffic on our Web site would cause us to fall short in meeting this minimum requirement and as a result we may give credits to our advertisers and reduce advertising rates, which would lead to a reduction in our revenue from advertising.

  The Internet has not been available for a sufficient period of time to gauge its effectiveness as an advertising medium when compared with traditional media. Notwithstanding, there is intense competition among sellers of advertising space on the Web. This makes it difficult to project pricing models or to anticipate whether we will be successful in selling advertising space and relying on advertising as a substantial source of revenue.

  Due to the foregoing factors, we believe that period-to-period comparisons of our operating results are not necessarily meaningful, you should not view them as indicators of our future performance. If our operating results in any period fall below the expectations of securities analysts and investors, the market price of our shares would likely decline.


Because our business model is unproven and depends on maintaining and expanding our membership base, we do not know whether our business model will ultimately be viable and profitable

  Our business model relies on using our community platform and membership base to generate revenues from different sources. To be profitable, we will need to provide goods and services that are attractive to our members, advertisers and vendors. We have relied on member-generated content and the "grassroots" voluntary promotional efforts of our members to develop and maintain our profile as a community site. A decline in voluntary promotional activities by our members or member-generated content could make our Web site less attractive. We cannot be sure that Internet users will continue to be interested in communities on the Web, or that direct e-mail marketing will prove to be a profitable or effective method of selling goods and services.

  Our future success also depends on the continued growth in the use of the Internet and the Web. Use of the Internet for retail transactions is a recent development, and the continued demand and growth of a market for services and products via the Internet is uncertain. For the year ended December 31, 1998, e-commerce was the source of approximately 67% of our total net revenue. The Internet may ultimately prove not to be a viable commercial marketplace for a number of reasons, including:

  * unwillingness of consumers to shift their purchasing from traditional retailers to online purchases;

  * lack of acceptable security for data and concern for privacy of personal information;

  *  limitations on access and ease of use;

  *  congestion leading to delayed or extended response times;

  * inadequate development of Web infrastructure to keep pace with increased levels of use;

  *  increased or excessive government regulation; and

  *  problems regarding intellectual property ownership.

  Because of these factors, we do not know whether our business model will ultimately be viable and profitable.


Our international operations are subject to risks that could have a material adverse effect on our results of operations

  We market and sell our products in the United States and internationally. Approximately 25% of our net revenue during 1998 came from sales outside the United States. We plan to establish additional operations or form business partnerships in other parts of the world. The expansion of our existing international operations and entry into additional international markets will require substantial management attention and financial resources. We cannot be certain that our investment in establishing operations in other countries will produce the desired levels of revenue. In addition, international operations are subject to other inherent risks and problems, including:

  *  the impact of recessions in economies outside the United States;

  *  greater difficulty in accounts receivable collections;

  *  unexpected changes in regulatory requirements;

  *  difficulties and costs of staffing and managing foreign operations;

  *  reduced protection for intellectual property rights in some countries;

  *  political and economic instability;

  *  the introduction of the euro;

  *  fluctuations in currency exchange rates; and

  * difficulty in maintaining effective communications due to distance and language and cultural barriers.

  Some or all of the above factors could have a material adverse effect on the results of our operations.


Any failure of our network infrastructure could have a material adverse effect on our results of operations

  Our success depends upon the capacity, reliability and security of our networking hardware and software infrastructure. We have developed an open standard hardware and software system that is designed for reliability. System architecture is based on a distributed model that is highly scalable, flexible and modular, emphasizing extensive automation and a high degree of redundancy that is designed to minimize single points of failure. The system integrates site management, network monitoring, quality assurance, transaction processing and fulfillment services. Currently, the system has 2.5 terabytes of unformatted disk space, supports over 25 million hits per day, has a peak bandwidth of over 90 megabits per second and transfers 350 megabytes of data each day.

  We must continue to expand and adapt our system infrastructure to keep pace with the increase in the number of our members who use the free services we provide. Demands on our infrastructure that exceed our current forecasts could result in technical difficulties with our Web site. Any system failure that interferes with the access to our Web site and the use of the free services we provide could diminish the level of traffic on our Web site. Continuing or repeated system failures could impair our reputation and brand name and reduce our commerce and advertising revenue. At present, we do not know if we will be able to scale our systems to handle a larger amount of traffic at higher transmission speeds. Expanding our network infrastructure will require substantial financial, operational and management resources in 1999 and future periods, all of which could affect the results of our operations.

  We developed our systems for maintaining our Web site, processing transactions and managing orders internally. If, in the future, we cannot modify these systems to accommodate increased traffic and an increased volume of transactions and orders, we could suffer slower response time, problems with customer service and delays in reporting accurate financial information. Any of these factors could significantly and adversely impact the results of our operations.

  We use network servers that are housed separately by application at Exodus Communications, Inc. in Santa Clara, California and Frontier Global Center in Sunnyvale, California. Our site is connected to the Internet via multiple DS-3 and OC-3 links on a 24 hour-a-day, seven days per week basis by Exodus and Frontier Global Center. Exodus and Frontier Global Center also provide and manage power and environmentals for our networking and server equipment. We manage and monitor our servers and network remotely from our headquarters in San Francisco, California. We strive to rapidly develop and deploy high-quality tools and features into our system without interruption or degradation in service.

  Although the agreements we have with our hosting companies give us remedies for service interruptions, we cannot guarantee that:

  *  we will have uninterrupted access to the Internet;

  *  our members will be able to reach our Web site; or

  *  communications via our Web site will be secure.

  Any disruption in the Internet access provided by Exodus or Frontier Global Center, or any interruption in the service that Exodus or Frontier Global Center receives from other providers, or any failure of Exodus or Frontier Global Center to handle higher volumes of Internet users to the Xoom.com site could have a material adverse effect on our business, results of operations and financial condition.

  Despite precautions taken by us and by the companies that host our Web site, our system is susceptible to natural and man-made disasters such as earthquakes, fires, floods, power loss and sabotage. Our system is also vulnerable to disruptions from computer viruses and attempts by hackers to penetrate our network security. Hackers have succeeded in penetrating our network security in the past, and we expect such attempts to continue from time to time.

  We are covered for loss of income from some of the events listed above by a $1.0 million insurance policy, but this insurance may not be adequate to cover all instances of system failure. We have insurance coverage of $1.25 million against loss of income due to earthquakes, but this amount may be insufficient, especially given the frequency of earthquakes in Northern California.

  Any of the events listed above could cause us interference, delays, or service interruptions and adversely affect our business and results of operations.


Breaches of our network security could also disrupt the operation of our Web site and jeopardize the security of confidential information stored in our servers

  Our system is also vulnerable to disruptions from computer viruses and attempts by hackers to penetrate our network security. Hackers have succeeded in penetrating our network security in the past, and we expect such attempts to continue from time to time. We may need to devote substantial capital and resources to protect against the threat of unauthorized penetration of our network security. Breaches of our network security could also disrupt the operation of our Web site and jeopardize the security of confidential information stored in our servers. The occurrence of any of the events listed above could cause us to lose members and also expose us to liability and result in litigation, all of which could have an adverse effect on our operations.


We depend on our vendors and suppliers

  We rely on other companies for critical aspects of our business. Banta Corporation is primarily responsible for fulfilling orders for products and services sold via our Web site and in response to direct e-mail marketing. Substantially all of our revenue from e-commerce comes from these sales. We do not have a written agreement with Banta. If our relationship with Banta were to terminate without sufficient advance notice, our operations would be negatively affected, even if we were able to establish a relationship with a comparable vendor to fulfill orders. An unanticipated termination of our relationship with Banta would be particularly damaging during the fourth calendar quarter, in which a high percentage of our annual sales are made. We would also be affected by problems experienced by Banta, such as insufficient capacity and damage from human error, sabotage, fire, flood, power loss and other similar man-made or natural disasters. The success of our specific e-mail direct e-commerce campaigns depends on the timely supply of inventory by the manufacturers and suppliers of the products we offer for sale to our members. In particular, we rely on Logic General, Inc. for all of our CD-ROM products, DVDs and DVD-ROMs that contain software, clip art and classic movies. The failure of Logic General or other suppliers on whom we depend would adversely affect the results of our operations.


Imposition of new taxes or fees by the Federal government of the United States or by foreign governments on Internet transactions or on the use of the Internet as a means of communication could also adversely affect us

  We do not currently collect sales or similar taxes for goods that we ship into states other than California and New York. Imposition of sales or other similar taxes on our sales of merchandise by states or countries where we ship goods could have a material adverse effect on our results of operations. Imposition of new taxes or fees by the Federal government of the United States or by foreign governments on Internet transactions or on the use of the Internet as a means of communication could also adversely affect us.


Difficulties we may encounter dealing with our growth and expansion could adversely affect the results of our operations

  Our rapid rate of growth places a significant strain on our resources due to:

  * the need to manage relationships with various strategic partners, technology licensors, members, advertisers, and other third parties;

  * difficulties in hiring and retaining skilled personnel necessary to support our business;

  *  the need to train and manage our growing employee base; and

  * pressures for the continued development of our financial and information management systems.

  Difficulties we may encounter dealing successfully with the above risks relating to our rapid growth could adversely affect the results of our operations.


The loss of key personnel, or the inability to attract and retain additional, qualified personnel, could have a material adverse effect on our results of operations

  Our success depends to a significant degree upon the continued contributions of our executive management team, most of whom have worked together only for a short time. We do not carry key man life insurance on the lives of any of our employees, including senior management. Our success will also depend upon the continued service of our senior management team as well as technical, marketing and sales personnel. Competition for qualified employees is intense. Our employees may voluntarily terminate their employment with us at any time. Our success also depends upon our ability to attract and retain additional highly qualified management, technical, sales and marketing and customer support personnel. Locating personnel with the combination of skills and attributes required to carry out our strategy is often a lengthy process. The loss of key personnel, or the inability to attract and retain additional, qualified personnel, could have a material adverse effect on our results of operations.


The results of our operations could be adversely affected if our investment of financial and other resources in promoting our brand does not generate a corresponding increase in net revenue, or if the expense of promoting our brand name becomes excessive

  As the number of Internet sites grow, brand recognition will play an increasingly important role. Establishing and promoting the Xoom.com brand in the face of pressures from our competitors will be critical to developing our member base and strategic and commercial relationships. We will be required to continue to devote substantial financial and other resources to maintaining the distinctiveness of our brand to our members, advertisers and commerce partners through:

  *  Web advertising and marketing;

  * traditional media advertising campaigns in print, radio, billboards and television; and

  *  providing a high quality community experience.

  The results of our operations could be adversely affected if our investment of financial and other resources in promoting our brand does not generate a corresponding increase in net revenue, or if the expense of promoting our brand name becomes excessive. Changes in the quality and type of services we offer and the character of our company as perceived by our members could make our Web site less attractive to our members, advertisers, and strategic partners, all of which would have a material adverse effect on the results of our operations.


If we are unable to integrate new technologies and standards effectively, the results of our operations could be adversely affected

  Our ability to remain competitive in our area of business will depend, in part, on our ability to:

  * enhance and improve the responsiveness, functionality and features of our Web site;

  *  continue to develop our technical expertise;

  * develop and introduce new services and technology to meet changing customer needs and preferences;

  * influence and respond to emerging industry standards and other technological changes in a timely and cost effective manner; and

  *  license leading technologies useful in our business.

  We cannot assure you that we will be successful in responding to the above technological and industry challenges in a timely and cost-effective way. If we are unable to integrate new technologies and standards effectively, there could be an adverse effect on our results of our operations.


Privacy concerns, government regulation and legal uncertainties could have an adverse effect on our business and results of operations

  Laws and regulations that apply directly to communications or commerce over the Internet are becoming more prevalent. The most recent session of the United States Congress resulted in Internet laws regarding children's privacy, copyrights, taxation and the transmission of sexually explicit material. The European Union recently enacted its own privacy regulations. The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws that govern intellectual property, privacy, libel and taxation apply to the Internet. The development of laws governing these areas may decrease the growth in the use of the Internet, which could adversely impact our business. In addition, the growth and development of the e-commerce market may prompt calls for more stringent consumer protection laws, both in the United States and abroad, that may impose additional burdens on companies conducting business online. The adoption or modification of laws or regulations relating to the Internet could adversely affect our business.

  The Federal Communications Commission ("FCC") is currently reviewing its regulatory positions on data transmissions over telecommunications networks and could seek to impose some form of telecommunications carrier regulation on telecommunications functions of information services. State public utility commissions generally have declined to regulate information services, although the public service commissions of some states continue to review potential regulation of such services. Future regulation or regulatory changes could have an adverse effect on our business and results of operations.


Our failure to attract advertising revenue in quantities and at rates that are satisfactory to us could have a material adverse effect on our business, results of operations and financial condition

  We have derived a material portion of our net revenue to date from the sale of advertisements, including banner advertising revenue. For the year ended December 31, 1998, advertising revenue represented 26% of our total net revenue. During the same period, our five largest advertising customers accounted for approximately 35% of advertising revenue (approximately 9% of total net revenue). We intend to continue to rely on advertising as a significant source of revenue.

  It is uncertain whether Web advertising will continue to grow at a rate that will support expansion in our net revenue. The Internet as a marketing and advertising medium has not been available for a sufficient period of time to gauge its effectiveness as compared with traditional media. Many of our suppliers and advertisers have only limited experience with the Web as a sales and advertising medium. Advertisers have not yet devoted a significant portion of their advertising budgets to Web-based advertising and may not find such advertising to be effective for promoting their products and services relative to traditional print and broadcast media. For 1997, advertising on the Web represented less than 0.5% of overall advertising revenue in the United States according to industry sources.

  It is also possible that in the future certain Internet access providers will act to block or limit the use of e-mail direct e-commerce solicitations, whether at their own behest or at the request of users. Members may also choose not to receive our e-mail offerings or may fail to respond to such offerings. Moreover, "filter" software programs that limit or remove advertising from a Web user's desktop are available. If these programs become popular, there could be a material adverse effect upon the viability of advertising on the Web and on our business, results of operations and financial condition.


Any increase in competition could adversely affect our ability to maintain or improve our position in the market relative to that of our competitors, which could have a material adverse effect on our business and results of operations

  The market for community-based direct selling channels on the Internet is new and rapidly evolving. Competition for members, consumers, visitors and advertisers is intense and is expected to increase over time. Barriers to entry are relatively low. Other companies that are primarily focused on creating Web-based communities on the Internet and with whom we compete are Tripod and WhoWhere, subsidiaries of Lycos, GeoCities, recently acquired by Yahoo!, and theglobe.com. We also face competition and compete for visitors and traffic with Web directories, search engines, shareware archives, content sites, online service providers, and traditional media companies such as ABC, America Online, CBS, CNET, Excite, Infoseek, Lycos, NBC, Netscape, Microsoft, Time Warner and Yahoo!.

  We also expect intense competition in the e-commerce market from an ever increasing number of companies selling goods and services over the Internet, particularly goods and services that relate to the use of computers. These competitors include:

  * traditional computer retailers including CompUSA and Micro Electronics's MicroCenter;

  * various mail-order retailers including CDW Computer Centers, Micro Warehouse, Insight Enterprises, Inc., PC Connection, Inc. and Creative Computers;

  * Internet-focused retailers including Amazon.com, Egghead's Egghead.com, software.net, and New England Circuit Sales' NECX Direct;

  * manufacturers that sell directly over the Internet including Dell Computer, Gateway 2000, Apple Computer and many software companies;

  * a number of online service providers including America Online and the Microsoft Network that offer computer products directly or in partnership with other retailers;

  * some non-computer retailers such as Wal-Mart Stores that sell a limited selection of computer products in their stores; and

  * computer products distributors that may develop direct sales channels to the consumer market.

  Increased competition from these and other sources could require us to respond to competitive pressures by establishing pricing, marketing and other programs or seeking out additional strategic alliances or acquisitions that may be less favorable to us than we could otherwise establish or obtain, and thus could have a material adverse effect on our business, prospects, financial condition and results of operations.

  Many of our competitors have longer operating histories in the Web market, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources. In addition, substantially all of our current advertising customers and strategic partners also have established collaborative relationships with some of our competitors or other high-traffic Web sites. Our advertising customers might also conclude that other Internet businesses, such as search engines, commercial online services and sites that offer professional editorial content, are more effective sites for advertising. Moreover, we may be unable to maintain the high level of traffic on our Web site or our member base, which would make our site less attractive than those of our competitors. Any of these factors could adversely affect our ability to maintain or improve our position in the market relative to that of our competitors.


Our inability to protect our intellectual property rights could have a material adverse effect on our business and financial condition

  We view our technology as proprietary and try to protect it under existing United States and international laws relating to protection of intellectual property. We have also developed internal procedures to control access and dissemination of our proprietary information. Despite our precautions, third parties may succeed in misappropriating our intellectual property or independently developing similar intellectual property. Protecting our intellectual property against infringement could result in substantial legal and other costs and could divert our limited management resources and attention. This could adversely impact our business and the results of our operations.

  Some of the technology incorporated in our Web site is based on technology licensed from third parties. As we continue to introduce new services, we may need to license additional technology. If we are unable to timely license needed technology on commercially reasonable terms, we could experience delays and reductions in the quality of our services, all of which could adversely affect our business and results of operations. Our reputation and the value of our proprietary information could also be adversely affected by actions of third parties to whom we license our proprietary information and intellectual property. If someone asserts a claim relating to proprietary technology or information against us, we may seek licenses to such intellectual property. We cannot assure you, however, that we could obtain licenses on commercially reasonable terms, if at all. The failure to obtain the necessary licenses or other rights could have a material adverse effect on our business and results of operations.

  Although we do not believe we infringe the proprietary rights of any third parties, we cannot assure you that third parties will not assert claims against us in the future. From time to time, we have been subject to claims of alleged infringement of intellectual property rights of others on the basis of our actions and the content generated by our members. These categories of claims, whether or not meritorious, could result in litigation and become a drain on our management and financial resources. If successful, claims of this nature could subject us to liability, injunctive relief restricting our use of intellectual property important to our operations, and could ultimately cause us to lose rights to some of our intellectual property. Any of these events could have a material adverse effect on our business and results of operations.


We could be subject to liability for online content that may not be covered by our insurance

  The nature and breadth of information disseminated on our Web site and through the sites of our members could expose us to liability in various areas, including claims relating to:

  *  product information and reviews we offer;

  * the content and publication of various materials based on defamation, libel, negligence, personal injury and other legal theories;

  * copyright or trademark infringement and wrongful action due to the actions of third parties;

  * use of third party content made available through our Web site or through content and material posted by members on their home pages or in chat rooms and bulletin boards; and

  * damages arising from the use or misuse of the free e-mail services we offer.

  Claims of these kinds against us would result in our incurring substantial costs and would also be a drain on our financial and other resources. If there were a sufficient number or severity of claims of this nature, we would need to implement measures to reduce our exposure and potential liability. In addition to being a drain on our resources, this may also require taking measure that could make our services less attractive to our members and visitors. This in turn could reduce traffic on our Web site, negatively impact our member base, and reduce our revenue from e-commerce and advertising. We carry general liability insurance in the aggregate amount of $2.0 million and umbrella coverage in an aggregate amount of $5.0 million. This coverage may be insufficient to cover expenses and losses arising in connection with any claims against us. To the extent our insurance coverage does not cover liability or expenses we incur, our business and results of operations would be adversely affected.

We could face liability from legal proceedings that could adversely affect our business and results of operations

  We are litigating a dispute with Imageline, Inc., which claims to own the copyright in certain clip art images licensed to us by Sprint Software Pty Ltd, an unrelated third party. Some of the disputed images were included in versions of our Web Clip Empire CD-ROM product licensed by us to third parties, including other software clip publishers. The images licensed from Sprint Software generated less than 1.0% of our total net revenue in 1998, and since September 30, 1998, we have not received any net revenue for images licensed from Sprint Software.

  To resolve this matter, we filed a lawsuit against Imageline in August 1998 in the United States District Court for the Eastern District of Virginia. We asked for a declaration with respect to Imageline's allegations of copyright infringement regarding the clip art images. In September 1998, Imageline filed a counterclaim, which they amended in January 1999, seeking up to $60 million in damages. In March 1999, the parties completed the discovery process and filed separate motions for partial summary judgment. The lawsuit is scheduled for trial on April 13, 1999.

  We believe that the claims asserted in Imageline's counterclaim are without merit and continue to defend against them vigorously. As part of the lawsuit, we are seeking to enforce our right to indemnification under our license agreement with Sprint Software for any damages that may be imposed on us, although we do not know whether Sprint Software will be able to fulfill its indemnity obligations. Depending on the outcome of the litigation, we may also need to indemnify third parties for damages in connection with the use of the Imageline images. An unfavorable outcome in this litigation could adversely affect our business and results of operations.

  Zoom Telephonics, Inc. filed a lawsuit against us in September 1998 in the United States District Court for the District of Massachusetts alleging trademark infringement and related statutory violations. We were not served with Zoom Telephonics' complaint until January 1999. Zoom Telephonics has demanded that we stop using the XOOM trademark and has asked for an unspecified amount of money damages. We responded to the complaint in February 1999. We believe that the claims asserted by Zoom Telephonics are without merit and intend to defend against them vigorously. We cannot assure you, however, that the results of this litigation will be favorable to us. An adverse result of the litigation could have a material adverse effect on our business and results of operations, particularly if the litigation forces us to make substantial changes to our name and trademark usage. Any name change could result in confusion to consumers and investors, which could adversely affect the results of our operations and the market price of our common stock.

If we are unable to successfully integrate future acquisitions into our operation, there could be an adverse effect on our business and results of operations

  Acquiring complementary businesses, products and technologies is an integral part of our business strategy. Some of the risks attendant to this acquisition strategy are:

  * difficulties and expenses of integrating the operations and personnel of acquired companies into our operations while preserving the goodwill of the acquired entity;


  * the additional financial resources that may be needed to fund the operations of acquired companies;

  *  the potential disruption of our business;

  * our management's ability to maximize our financial and strategic position by incorporating acquired technology or businesses;

  * the difficulty of maintaining uniform standards, controls, procedures and policies;

  *  the potential loss of key employees of acquired companies;

  * the impairment of relationships with employees and customers as a result of changes in management; and

  * increasing competition with other entities for desirable acquisition targets.

  Any of the above risks could prevent us from realizing significant benefits from our acquisitions. In addition, the issuance of our common stock in acquisitions will dilute our stockholder interests in our company, while the use of cash will deplete our cash reserves. Finally, if we are unable to account for our acquisitions under the "pooling of interests" method of accounting, we may incur significant, one-time write-offs and amortization charges. These write-offs and charges could decrease our future earnings or increase our future losses. Due to all of the foregoing, implementing our acquisition strategy may have a material adverse effect on our business and results of operations.


If our capital is insufficient to promote our business, and if we cannot obtain needed financing, we will be unable to promote our brand name, exploit acquisition opportunities and otherwise maintain our position relative to that of our competitors

  We believe that the proceeds from our initial public offering, together with the proceeds from this offering, will be sufficient to support our operations for the next 12 months. Notwithstanding, we may need to raise additional funds to maintain and develop our position in the marketplace. It may be difficult or impossible for us to obtain financing on favorable terms. Raising funds by issuing equity securities or convertible debt securities will dilute the percentage ownership of our current stockholders. Also, new securities we may issue may have rights senior to the rights of our common stock. If we cannot obtain needed financing, we will be unable to promote our brand name, exploit acquisition opportunities and otherwise maintain our position relative to that of our competitors.


If important strategic relationships are discontinued for any reason, there would be a material adverse effect on our business and financial condition

  Although our strategic relationships are a key factor in our overall business strategy, our strategic partners may not view their relationships with us as significant to their own business. There is a risk that parties with whom we have strategic alliance agreements may not perform their obligations as agreed. Our arrangements with strategic partners generally do not establish minimum performance requirements but instead rely on the voluntary efforts of our partners. In addition, most of our agreements with strategic partners may be terminated by either party with little notice. If important strategic relationships are discontinued for any reason, our business and results of operations may be adversely affected.


Year 2000 issues could negatively affect our business

  Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. As a result, software that records only the last two digits of the calendar year may not be able to distinguish whether "00" means 1900 or 2000. This may result in software failures or the creation of erroneous results.

  We have conducted an internal review of software systems which we use for site management, network monitoring, quality assurance, transaction processing and fulfillment services. Because we developed these software systems internally, beginning at inception in 1996 when the Year 2000 problem already had some visibility, we were largely able to anticipate four digit requirements. In conjunction with ongoing reviews of our own products and services, we are also reviewing our computer infrastructure, including network equipment and servers. We do not anticipate material problems with network equipment, as our current configuration was installed within the last three years. Similarly, we purchased most of our servers in 1997 and 1998. With this relatively current equipment, we do not anticipate material Year 2000 compliance problems, and we will replace any servers that we cannot update either in the normal replacement cycle or on an accelerated basis. We have also internally standardized our personal computers on Windows NT 4.0, using reasonably current service packs, which we are advised by our vendor are Year 2000 compliant. We use multiple software systems for internal business purposes, including accounting, e-mail, development, human resources, customer service and support and sales tracking systems. All of these applications have been purchased within the last three years.

  We have made inquiries of vendors of systems we believe to be mission critical to our business regarding their Year 2000 readiness. Although we have received various assurances, we have not received affirmative documentation of Year 2000 compliance from any of these vendors and we have not performed any operational tests on our internal systems. We generally do not have contractual rights with third party providers should their equipment or software fail due to Year 2000 issues. If this third party equipment or software does not operate properly with regard to Year 2000, we may incur unexpected expenses to remedy any problems. These expenses could potentially include purchasing replacement hardware and software. We have not determined the state of compliance of certain third-party suppliers of services such as warehousing and fulfillment services, phone companies, long distance carriers, financial institutions and electric companies, the failure of any one of which could severely disrupt our ability to carry on our business.

  We anticipate that our review of Year 2000 issues and any remediation efforts will continue throughout calendar 1999. The costs incurred to date to remediate our Year 2000 issues have not been material. If any Year 2000 issues are uncovered with respect to these systems or our other internal systems, we believe that we will be able to resolve these problems without material difficulty, as replacement systems are available on commercially reasonable terms. We presently estimate that the total remaining cost of addressing Year 2000 issues will not exceed $150,000. We derived these estimates using a number of assumptions, including the assumption that we have already identified our most significant Year 2000 issues. However, these assumptions may not be accurate, and actual results could differ materially from those anticipated. In view of our Year 2000 review and remediation efforts to date, the recent development of our products and services, the recent installation of our networking equipment and servers, and the limited activities that remain to be completed, we do not consider contingency planning to be necessary at this time.

  Our applications operate in complex network environments and directly and indirectly interact with a number of other hardware and software systems. We are unable to predict to what extent our business may be affected if our systems or the systems that operate in conjunction with it experience a material Year 2000 failure. Known or unknown errors or defects that affect the operation of our software and systems could result in delay or loss of revenue, interruption of services, cancellation of contracts and memberships, diversion of development resources, damage to our reputation, increased service and warranty costs, and litigation costs, any of which could adversely affect our business, financial condition and results of operations. The most likely worst case scenario is that the Internet fails and we are unable to offer any services on our community site or make any of our direct e-commerce offerings.


Our stock price has been and may continue to be volatile

  The trading price of our common stock has been and is likely to be highly volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including:

  *  actual or anticipated variations in quarterly operating results;

  *  announcements of technological innovations;

  *  new products or services offered by us or our competitors;

  *  changes in financial estimates by securities analysts;

  *  conditions or trends in the e-commerce market;

  * our announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

  *  additions or departures of key personnel;

  *  sales of common stock; and

  *  other events or factors that may be beyond our control.

  In addition, the Nasdaq National Market, where most publicly held Internet companies are traded, has recently experienced extreme price and volume fluctuations. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. The trading prices of many Internet companies' stocks are at or near historical highs and these trading prices and multiples are substantially above historical levels. These trading prices and multiples may not be sustainable. These broad market and industry factors may materially adversely affect the market price of our common stock, regardless of our actual operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation often has been instituted against that company. Litigation like this, if instituted, could result in substantial costs and a diversion of management's attention and resources.

Anti-takeover provisions in our charter documents could negatively impact our stockholders

  Our Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock without need for stockholder approval. The board may also determine the economic and voting rights, of this preferred stock. The holders of our common stock could be adversely affected by the issuance of preferred stock. Issuance of preferred stock could impede or prevent transactions that would cause a change in control of our company. This might discourage bids for our common stock at a premium over the market price of our common stock and adversely affect the trading price of our common stock. We have no current plans to issue shares of preferred stock. In addition, other provisions in our charter documents could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Independent Auditors' Report, Consolidated Financial Statements and Notes to Consolidated Financial Statements appear in Part IV of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 Not Applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information concerning the directors and executive officers of Xoom.com is incorporated by reference to the sections entitled "Proposal No. 1: Election of Directors--Nominees" and "Management--Executive Officers" contained in Xoom.com's definitive Proxy Statement with respect to Xoom.com's 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K (the "Proxy Statement"). Information concerning compliance with Section 16(a) of the, Exchange Act of 1934 is incorporated by reference to the section entitled "Compliance with Section 16(a) of the Exchange Act" contained in Xoom.com's Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

  Information concerning the executive compensation is incorporated by reference to the sections entitled "Proposal No.1: Election of Directors--Director Compensation," "Management--Summary Compensation Table," "Management--Option Grants in Last Fiscal Year," "Management--Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values," and "Management--Employment Agreements" contained in Xoom.com's Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information concerning the security ownership of certain beneficial owners and management is incorporated by reference to the section entitled "Information Concerning Solicitation and Voting Security Ownership of Certain Beneficial Owners and Management" contained in Xoom.com's Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information concerning certain relationships and related transactions is incorporated by reference to the section entitled "Certain Transactions" contained in Xoom.com's Proxy Statement.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following Consolidated Financial Statements of Xoom.com, Inc. and the Report of Independent Auditors, as listed under (a) (1) below, are filed as a part of this report:

     (1)    FINANCIAL STATEMENTS:
                                                             Page
                                                             ----
Report of Ernst & Young LLP, Independent Auditors .......     F-1

Consolidated Balance Sheets .............................     F-2

Consolidated Statements of Operations ...................     F-3

Consolidated Statements of Stockholders' Equity (Deficit)     F-4

Consolidated Statements of Cash Flows ...................     F-5

Notes to Consolidated Financial Statements ..............     F-7


     (2) FINANCIAL STATEMENT SCHEDULES:

         All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                                                                                            Sequentially
Exhibit                                                                                       Numbered
 Number   Document                                                                              Page
--------  ------------                                                                      ------------
3.1       Restated Certificate of Incorporation of the Registrant**

3.2       Amended and Restated Bylaws of the Registrant**

4.1       Reference is made to Exhibits 3.1 and 3.2**


4.2       Warrant to purchase common stock made by the Registrant in favor of Sand Hill
          Capital, LLC, dated as of November 3, 1998**

4.3       Specimen Stock Certificate of the Registrant**

10.1 Form of Indemnification Agreement between the Registrant and each of its executive officers and directors**

10.2      Agreement of Sublease between the Registrant and Cornerstone Internet Solutions
          Company d/b/a USWeb Cornerstone dated August, 1998**

10.3      Assignment of Lease by Xaos Tools, Inc. and Acceptance of Assignment and
          Assumption of Lease by the Registrant, dated July 31, 1998**

10.4 Registrant's 1998 Stock Incentive Plan, including forms of agreements thereunder**

10.5      Registrant's 1998 Employee Stock Purchase Plan, including forms of agreements thereunder**

10.6      Employment Agreement between the Registrant and Russell Hyzen dated July
          20,1998**

10.7      Employment Agreement between the Registrant and Vijay Vaidyanathan, dated March
          10, 1998 and Addendum No. 1 thereto, dated August 12, 1998**

10.8      Employment Agreement between the Registrant and Laurent Massa, dated July
          1,1998**

10.9      Employment Agreement between the Registrant and John Harbottle dated August
          4,1998**

10.10     Agreement and Plan of Merger, among the Registrant, XOOM Chat, Inc., Paralogic
          Corporation and shareholders of Paralogic Corporation, dated March 10, 1998**

10.11     Agreement and Plan of Merger, among the Registrant, Xoom GBT Merger Corp.,
          Global Bridges Technologies, Inc. and Robert Kohler, dated June 11, 1998**

10.12     Asset Purchase Agreement, between the Registrant and Revolutionary Software,
          Inc., dated June 11, 1998**

10.13     Purchase and License Agreement between the Registrant and ArcaMax, Inc., dated
          June 18, 1998**

10.14     Asset Purchase Agreement between the Registrant and Pagecount, Inc., dated as of July 24, 1998**

10.15     First Amendment, dated July 27, 1998, to Asset Purchase Agreement, between the
          Registrant and Revolutionary Software, Inc., dated June 11, 1998**


10.16     First Amendment, dated July 28, 1998, to Agreement and Plan of Merger, among
          Registrant, Xoom GBT Merger Corp., Global Bridges Technologies, Inc. and Robert
          Kohler, dated June 11, 1998**

10.17     Letter Agreement between the Registrant and Robert Ellis, dated August 4, 1997**

10.18     Consulting Agreement between the Registrant and James Heffernan, dated May 15,
          1998**

10.19     Letter Agreement between the Registrant and Jeffrey Ballowe, dated July 28,
          1998, as amended by letter agreement dated December 2, 1998**

10.20     Letter Agreement between the Registrant and Philip Schlein, dated July 28,
          1998, as amended by letter agreement dated December 2, 1998**

10.21     Letter Agreement between the Registrant and Robert C. Harris, Jr., dated July
          28, 1998, as amended by letter agreement dated December 2, 1998**

10.22     Equipment Financing Agreement between the Registrant and Pentech Financial
          Services, Inc, dated October 1, 1998**

10.23     Loan Agreement between the Registrant and Sand Hill Capital, LLC, dated as of
          November 3, 1998**

10.24     Agreement of Lease between the Registrant and Eleven Penn Plaza, dated as of
          March 16, 1999*


21.1      Subsidiaries of the Registrant**

23.2      Consent of Ernst & Young LLP, Independent Auditors

24.1      Powers of Attorney. Reference is made to Page 44

27.1      Financial Data Schedule*

--------------------
* Incorporated by reference from Xoom.com, Inc.'s Registration Statement on Form S-1 (No. 333-74441).
** Incorporated by reference from Xoom.com, Inc.'s Registration Statement on Form S-1 (No. 333-62395).


(b)  REPORTS ON FORM 8-K

  Not Applicable.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Francisco, State of California on the 30th day of March, 1999.


                                  XOOM.com, Inc.



                                  By: /s/ LAURENT MASSA
                                    ----------------------------------
                                    Laurent Massa
                                    Chief Executive Officer and President



                               POWER OF ATTORNEY

  KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Chris Kitze, Laurent Massa and John Harbottle, and each of them individually, as his attorney-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in fact, or his substitutes, may do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dated indicated.


           Signature                            Title                                Date
           ---------                            ------                               ---
/S/ LAURENT MASSA
-----------------------           Principal Executive Officer and               March 30, 1999
Laurent Massa                     Director


/S/ JOHN HARBOTTLE
-----------------------           Principal Financial and                       March 30, 1999
John Harbottle                    Accounting Officer


/S/ CHRIS KITZE
-----------------------           Chairman                                      March 30, 1999
Chris Kitze


/S/ BOB ELLIS
-----------------------           Director                                      March 30, 1999
Bob Ellis


/S/ JAMES J. HEFFERNAN
------------------------          Director                                      March 30, 1999
James J. Heffernan


/S/ JEFFREY BALLOWE
------------------------          Director                                      March 30, 1999
Jeffrey Ballowe

/S/ PHILIP SCHLEIN
------------------------          Director                                      March 30, 1999
Philip Schlein

/S/ ROBERT C. HARRIS, JR.
-------------------------         Director                                      March 30, 1999
Robert C. Harris, Jr.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders of XOOM.com, Inc.

   We have audited the accompanying consolidated balance sheets of XOOM.com, Inc. as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the period from April 16, 1996 (inception) through December 31, 1996 and for the years ended December 31, 1997 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of XOOM.com, Inc. at December 31, 1997 and 1998, and the consolidated results of its operations and its cash flows for the period from April 16, 1996 (inception) through December 31, 1996 and for the years ended December 31, 1997 and 1998 in conformity with generally accepted accounting principles.

                                          /s/ Ernst & Young LLP

Palo Alto, California
January 25, 1999

                                 XOOM.com, Inc.

                          CONSOLIDATED BALANCE SHEETS

                                                                 December 31,
                                                           ---------------------------
                                                              1998            1997
                                                           -----------    ------------
                         ASSETS
Current assets:
 Cash and cash equivalents...............................  $ 54,575,200    $     5,587
 Short-term investments..................................     2,000,000            --
 Accounts receivable, net of allowance for doubtful
  accounts of $194,919 in 1998 and $48,702 in 1997.......     1,368,062        173,223
 Stock subscription receivable...........................           --          75,000
 Inventories.............................................       321,541            --
 Other current assets....................................       308,452            906
                                                           ------------    -----------
   Total current assets..................................    58,573,255        254,716
Fixed assets, net........................................     2,070,742        413,685
Goodwill, net............................................     3,749,945            --
Purchased technology, net................................     1,766,456            --
Prepaid royalties and licenses...........................       216,131         53,556
Other assets.............................................       496,974         59,713
                                                           ------------    -----------
     Total assets........................................  $ 66,873,503    $   781,670
                                                           ============    ===========
     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Accounts payable........................................  $  1,229,103    $   461,931
 Accrued compensation and related expenses...............       496,213         38,391
 Other accrued liabilities...............................     1,531,067          4,700
 Deferred revenue........................................       443,154            --
 Note payable to stockholder.............................           --         150,000
 Notes payable...........................................     1,276,439            --
 Capital lease obligations...............................        37,441            --
 Contingency accrual.....................................     1,000,000      1,000,000
                                                           ------------    -----------
   Total current liabilities.............................     6,013,417      1,655,022
Notes payable, less current portion......................       410,528            --
Capital lease obligations, less current portion..........       117,148            --
Commitments and contingencies

Stockholders' equity (deficit):
 Preferred stock, $0.0001 par value:
   Authorized shares--5,000,000
   Issued and outstanding shares--none in 1998 and 1997..           --             --
 Common stock, $0.0001 par value:
   Authorized shares--40,000,000
   Issued and outstanding shares--13,699,555 and
     5,541,367 in 1998 and 1997, respectively............    75,605,835      3,001,424
Deferred compensation....................................      (904,031)      (302,924)
Accumulated deficit......................................   (14,369,394)    (3,571,852)
                                                           ------------    -----------
   Total stockholders' equity (deficit)..................    60,332,410       (873,352)
                                                           ------------    -----------
     Total liabilities and stockholders' equity
      (deficit)..........................................  $ 66,873,503    $   781,670
                                                           ============    ===========

                            See accompanying notes.

                                 XOOM.com, Inc.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                             Year ended December 31,              Period from
                           ---------------------------     April 16, 1996 (inception)
                                1998          1997         Through December 31, 1996
                            ------------   -----------     --------------------------
Net revenue:
  E-commerce............    $  5,582,397   $   327,080             $     --
  Advertising...........       2,143,532        60,251                   --
  License fees and
   other................         591,969       453,556                   --
                            ------------   -----------             ---------
    Total net revenue...       8,317,898       840,887                   --

Cost of net revenue:
  Cost of e-commerce....       3,541,272       170,957                   --
  Cost of license fees
   and other............          42,463       148,375                   --
                            ------------   -----------             ---------
    Total cost of net
     revenue............       3,583,735       319,332                   --
                            ------------   -----------             ---------
Gross profit............       4,734,163       521,555                   --
Operating expenses:
  Operating and
   development..........       3,840,559     1,150,299               265,769
  Sales and marketing...       2,834,611       291,675                23,719
  General and
   administrative.......       3,365,964       720,534               150,487
  Purchased in-process
   research and
   development..........         790,000           --                    --
  Amortization of
   deferred
   compensation.........       1,415,857       247,924                   --
  Amortization of
   intangible assets....       1,842,869           --                    --
  Non-recurring
   charges..............             --      1,243,000                   --
                            ------------   -----------             ---------
    Total operating
     expenses...........    $ 14,089,860     3,653,432               439,975
                            ------------   -----------             ---------
Loss from operations....      (9,355,697)   (3,131,877)             (439,975)
Other income (expense):
  Interest income.......         187,587           --                    --
  Interest expense......        (135,268)          --                    --
  Interest expense
   related to warrant...      (1,494,164)          --                    --
                            ------------   -----------             ---------
Net loss................    $(10,797,542)  $(3,131,877)            $(439,975)
                            ============   ===========             =========
Net loss per share--
 basic and diluted......    $      (1.37)  $     (0.64)            $   (0.89)
                            ============   ===========             =========
Number of shares used in
 per share calculation--
 basic and diluted......       7,879,497     4,874,319               496,733
                            ============   ===========             =========



                            See accompanying notes.

                                 XOOM.com, Inc.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                Total
                               Common Stock                                 Stockholders'
                          ----------------------   Deferred   Accumulated      Equity
                            Shares     Amount    Compensation   Deficit       (Deficit)
                          ---------- ----------- ------------ ------------  -------------
 Issuance of common
  stock to founders at
  inception.............     666,668 $       200  $      --   $        --    $       200
 Issuance of common
  stock in exchange for
  cancellation of notes
  payable to
  stockholders..........   2,666,667   1,000,000         --            --      1,000,000
 Net loss...............         --          --          --       (439,975)     (439,975)
                          ---------- -----------  ----------  ------------   -----------
Balances at December 31,
 1996...................   3,333,335   1,000,200         --       (439,975)      560,225
 Issuance of common
  stock for cash........   1,914,452   1,223,000         --            --      1,223,000
 Issuance of common
  stock in exchange for
  cancellation of notes
  payable to
  stockholders..........      38,889      35,000         --            --         35,000
 Issuance of common
  stock in exchange for
  stock subscription
  receivable............     254,691     175,000         --            --        175,000
 Issuance of stock
  options to
  consultants...........         --       17,376         --            --         17,376
 Deferred compensation
  related to grant of
  stock options.........         --      550,848    (550,848)          --            --
 Amortization of
  deferred
  compensation..........         --          --      247,924           --        247,924
 Net loss...............         --          --          --     (3,131,877)   (3,131,877)
                          ---------- -----------  ----------  ------------   -----------
Balances at December 31,
 1997...................   5,541,367   3,001,424    (302,924)   (3,571,852)     (873,352)
 Issuance of common
  stock for cash, net of
  issuance costs of
  $139,316..............   1,815,432   5,532,046         --            --      5,532,046
 Issuance of common
  stock in exchange for
  Classic Media Holdings
  license rights........      43,292     100,000         --            --        100,000
 Issuance of common
  stock in connection
  with acquisitions.....   1,221,992   4,218,235         --            --      4,218,235
 Issuance of common
  stock in exchange for
  cancellation of notes
  payable to
  stockholders..........      64,937     150,000         --            --        150,000
 Issuance of common
  stock in exchange for
  stock subscription
  receivable............      78,224     260,480         --            --        260,480
 Issuance of common
  stock to directors and
  consultants in
  exchange for
  services..............      19,564     205,160         --            --        205,160
 Issuance of stock
  options to
  consultants...........         --      237,830         --            --        237,830
 Issuance of common
  stock in initial
  public offering, net
  of offering costs of
  $7,058,634............   4,600,000  57,341,366         --            --     57,341,366
 Issuance of common
  stock upon exercise of
  warrants, net of
  issuance costs of
  $27,863...............     314,747   1,048,166         --            --      1,048,166
 Issuance of warrant in
  connection with loan
  agreement.............         --    1,494,164         --            --      1,494,164
 Deferred compensation
  related to grant of
  stock options.........         --    2,016,964  (2,016,964)          --            --
 Amortization of
  deferred
  compensation..........         --          --    1,415,857           --      1,415,857
 Net loss...............         --          --          --    (10,797,542)  (10,797,542)
                          ---------- -----------  ----------  ------------   -----------
Balances at December 31,
 1998...................  13,699,555 $75,605,835  $ (904,031) $(14,369,394)  $60,332,410
                          ========== ===========  ==========  ============   ===========

                            See accompanying notes.

                                 XOOM.com, Inc.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Period from
                                   Year Ended December 31,        April 16, 1996
                                 ---------------------------    (inception) through
                                      1998          1997         December 31, 1996
                                 -------------   -----------    -------------------
Cash used in operating
 activities:
 Net loss.......................  $(10,797,542)  $(3,131,877)        $(439,975)
 Adjustments to reconcile net
  loss to net cash used in
  operating activities:
  Interest expense related to
   warrant......................     1,494,164           --                --
  Purchased in-process research
   and development..............       790,000           --                --
  Depreciation and
   amortization.................       796,238       254,077             2,496
  Amortization of intangible
   assets.......................     1,842,869           --                --
  Amortization of deferred
   compensation.................     1,415,857       247,924               --
  Write-off of prepaid
   royalties....................           --        243,000               --
  Issuance of common stock in
   exchange for Classic Media
   Holdings license rights......       100,000           --                --
  Issuance of stock options to
   consultants..................       237,830        17,376               --
  Issuance of common stock to
   directors and consultants....       205,160           --                --
  Changes in operating assets
   and liabilities:
   Accounts receivable..........    (1,167,261)     (173,223)              --
   Inventories..................      (321,541)          --                --
   Other current assets.........      (303,093)         (906)              --
   Prepaid royalties and
    licenses....................      (425,993)     (185,815)         (324,000)
   Other assets.................      (444,662)      (41,169)          (18,544)
   Accounts payable.............       762,054       325,809           136,122
   Accrued compensation and
    related expenses............       417,556        29,485             8,906
   Other accrued liabilities....     1,402,683         4,700               --
   Deferred revenue.............       443,154           --                --
   Contingency accrual..........           --      1,000,000               --
                                  ------------   -----------         ---------
 Net cash used in operating
 activities.....................    (3,552,527)   (1,410,619)         (634,995)
Cash used in investing
 activities:
 Purchases of fixed assets......    (1,954,221)     (392,846)          (64,153)
 Purchase of short-term
  investments...................    (2,000,000)          --                --
 Business combinations, net of
  cash acquired.................      (458,644)          --                --
 Cash paid in connection with
  the purchase of certain assets
  from Revolutionary Software,
  Inc...........................      (272,500)          --                --
                                  ------------   -----------         ---------
 Net cash used in investing
  activities....................    (4,685,365)     (392,846)          (64,153)

Cash provided by financing
 activities:
 Proceeds from issuance of
  common stock in initial public
  offering......................    57,341,366           --                --
 Proceeds from issuance of
  common stock..................     5,532,046     1,223,000               200
 Proceeds from exercise of
  warrants......................     1,048,166           --                --
 Proceeds from issuance of notes
  payable to stockholders.......           --        185,000           700,000
 Proceeds from repayment of
  stock subscriptions
  receivable....................       335,480       400,000               --
 Proceeds from notes payable....     1,761,715           --                --
 Principal payments on capital
  lease obligations.............       (10,089)          --                --
 Repayment of notes payable.....    (3,201,179)          --                --
                                  ------------   -----------         ---------
 Net cash provided by financing
  activities....................    62,807,505     1,808,000           700,200
                                  ------------   -----------         ---------
 Net increase in cash...........    54,569,613         4,535             1,052
 Cash and cash equivalents at
  beginning of period...........         5,587         1,052               --
                                  ------------   -----------         ---------
 Cash and cash equivalents at
  end of period.................  $ 54,575,200   $     5,587         $   1,052
                                  ============   ===========         =========


                            See accompanying notes.

                                 XOOM.com, Inc.

                                                                    Period from
                                       Year Ended December 31,    April 16, 1996
                                        ----------------------  (inception) through
                                           1998          1997    December 31, 1996
                                        ----------     -------  -------------------
Supplemental disclosures:
Non-cash transactions:
  Issuance of common stock in exchange
   for stock subscriptions
   receivable.........................  $  260,480     $175,000     $      --
                                        ==========     ========     ==========
  Issuance of notes payable to
   stockholders for stock
   subscriptions receivable...........  $      --      $    --      $  300,000
                                        ==========     ========     ==========
  Issuance of common stock in exchange
   for cancellation of notes payable
   to stockholder.....................  $  150,000     $ 35,000     $1,000,000
                                        ==========     ========     ==========
  Deferred compensation resulting from
   grant of stock options.............  $2,016,964     $550,848     $      --
                                        ==========     ========     ==========
  Fixed assets acquired under capital
   lease obligations..................  $  164,678     $    --      $      --
                                        ==========     ========     ==========
  Common stock issued to satisfy
   Paralogic legal obligation.........  $  164,802     $    --      $      --
                                        ==========     ========     ==========
Issuance of common stock in
 conjunction with business and
 technology acquisitions:
  Paralogic Corporation...............  $1,576,364     $    --      $      --
                                        ==========     ========     ==========
  Global Bridges Technologies, Inc....  $  997,694     $    --      $      --
                                        ==========     ========     ==========
  Revolutionary Software, Inc.........  $1,200,178     $    --      $      --
                                        ==========     ========     ==========
  ArcaMax, Inc........................  $  444,000     $    --      $      --
                                        ==========     ========     ==========
Issuance of notes payable in
 conjunction with business and
 technology acquisitions:
  Paralogic Corporation...............  $1,400,000     $    --      $      --
                                        ==========     ========     ==========
  Global Bridges Technologies, Inc....  $   62,500     $    --      $      --
                                        ==========     ========     ==========
  Revolutionary Software, Inc.........  $  262,500     $    --      $      --
                                        ==========     ========     ==========
  ArcaMax, Inc........................  $  180,000     $    --      $      --
                                        ==========     ========     ==========
  Pagecount, Inc......................  $1,200,000     $    --      $      --
                                        ==========     ========     ==========
Cash paid for interest................  $   57,386     $    --      $      --
                                        ==========     ========     ==========


                            See accompanying notes.

                                 XOOM.com, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Summary of Significant Accounting Policies

 The Company

   XOOM.com, Inc. (the "Company"), was formerly known as XOOM, Inc., Xoom Software, Inc. and originally incorporated as Atomsoft, Inc. in the State of Delaware on April 16, 1996.

   The Company provides free community services such as Web site hosting, e-mail, on-line chat networks and free proprietary content such as clip art and greeting cards. The Company uses these free services and content to build a membership base to direct market goods and services targeted to the interests of its members. The Company derives a substantial portion of its revenue from e-commerce, and to a lesser extent from advertising and licensing.

 Basis of presentation

   The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

 Dependence on certain vendors

   The Company currently depends on one vendor to provide warehousing and order fulfillment. Although the Company believes that there are alternative vendors for warehousing and order fulfillment, there can be no assurance that the Company will maintain its relationship with this vendor as the agreement is cancelable at any time. The loss of this relationship could have a material adverse effect on the Company's financial condition and results of operations.

 Use of estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported results of operations during the reporting period. Actual results could differ from those estimates.

 Cash and cash equivalents

   The Company considers investments in highly liquid instruments purchased with original maturities of 90 days or less to be cash equivalents. Cash equivalents are recorded at cost, which approximates fair value. The Company maintains its cash in depository accounts with three high credit quality financial institutions.

 Concentrations of credit risk and credit evaluations

   Financial instruments which subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company conducts business with companies in various industries throughout the world and with individuals over the Internet. The Company performs ongoing credit evaluations of its corporate customers and generally does not require collateral. Sales to individuals are principally paid for via credit cards. Reserves are maintained for potential credit losses, and such losses to date have been within management's expectations. The Company provided $269,196 and $48,702 for allowance for doubtful accounts in 1998 and 1997, respectively.

   For the year ended December 31, 1998, no single customer accounted for greater than 10% of total net revenue. For the year ended December 31, 1997, one customer accounted for $100,000 or 12% of total net revenue. No balances were receivable from that customer at December 31, 1997.

                                 XOOM.com, Inc.

 Inventories

   Inventories are carried at the lower of cost (determined on the average cost basis) or market. Inventories consist of products available for sale.

 Fixed assets

   Fixed assets are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of three years. Fixed assets under capital leases are amortized over the shorter of the estimated useful life or the life of the lease. The Company identifies and records impairment losses on fixed assets when events and circumstances indicate that such assets might be impaired. To date, no such impairment has been recorded.

 Goodwill and purchased technology, net

   Goodwill and purchased technology consist of purchased technology and goodwill related to acquisitions accounted for by the purchase method. See Note
2. Amortization of these purchased intangibles is provided on the straight-line basis over the respective useful lives of the assets, which ranges from 2 to
3.5 years. Purchased in-process research and development without alternative future use is expensed when acquired.

   The Company identifies and records impairment losses on intangible assets when events and circumstances indicate that such assets might be impaired. To date, no such impairment has been recorded.

 Prepaid royalties and licenses

   Prepaid royalties represent prepayments of royalties due upon the sale or sublicense of software technologies. Prepaid royalties are amortized as units are sold or over estimated useful lives of approximately one year, whichever is shorter. Licenses represent amounts paid to developers for fully paid licenses to resell certain software. These licenses are amortized over the estimated useful lives which are approximately one year. Amortization of prepaid royalties and licenses, which is included in cost of e-commerce and cost of license fee revenue, totaled $263,418, $213,259 and $0, for the years ended December 31, 1998 and 1997, and for the period from April 16, 1996 (inception) to December 31, 1996, respectively.

   During the second quarter of 1997, the Company discontinued the sale of certain products where royalty prepayments had been made and accordingly, recorded a write-off of prepaid royalties included in non-recurring charges totaling $243,000.

 Other assets

   Other assets consist of non-current deposits relating to various ongoing agreements entered into by the Company.

 Deferred revenue

   Deferred revenue consists of advertising and e-commerce fees to be earned in the future under agreements existing at the balance sheet date.

 Income taxes

   The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"), which requires the use of the liability method in accounting for income taxes. Under FAS 109, deferred tax assets and liabilities are measured based on differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

                                 XOOM.com, Inc.

 Stock-based compensation

   The Company accounts for stock-based awards to employees under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and has adopted the disclosure-only alternative of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123").

Revenue Recognition

 E-commerce

   The Company recognizes revenue from e-commerce sales when the products are shipped to customers. The Company provides for potential product returns and estimated warranty costs in the period of the sale. Such costs have been minimal to date.

 Advertising

   Advertising revenues are derived from the sale of banner advertisements and sponsorships under short-term contracts. Through December 31, 1998, the duration of the Company's advertising commitments has been principally from one to two months to a year. Advertising revenues on banner contracts are recognized ratably in the period in which the advertisement is displayed, provided that no significant Company obligations remain and collection of the resulting receivable is probable. Company obligations typically include the guarantee of a minimum number of "impressions" or times that an advertisement appears in pages viewed by the users of the Company's online properties. To the extent minimum guaranteed impressions are not met, the Company defers recognition of the corresponding revenue until the remaining guaranteed impression levels are achieved.

 License fees

   The Company licenses software under non-cancelable license agreements to end-users and non-cancelable sub-license agreements to resellers. License fee revenues are recognized when a non-cancelable license agreement has been signed, the product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, collection is considered probable and all significant contractual obligations have been satisfied.

 Export sales

   Export sales were 25% and 30% of net revenues for the years ended December 31, 1998 and 1997, respectively. The Company's export sales are as follows:

                                                             Year ended December
                                                                     31,
                                                             -------------------
                                                                1998      1997
                                                             ---------- --------
     North America.......................................... $  288,493 $ 39,193
     Europe.................................................  1,007,974  157,228
     Asia/Pacific...........................................    391,884   44,293
     Rest of the World......................................    365,009   11,412
                                                             ---------- --------
       Total................................................ $2,053,360 $252,126
                                                             ========== ========

 Advertising expense

   All advertising costs are expensed when incurred. Advertising costs, which are included in sales and marketing expense, were $51,000, $50,000 and $0, for the period from April 16, 1996 (inception) through December 31, 1996, and for the years ended December 31, 1998 and 1997, respectively.

                                 XOOM.com, Inc.

 Development Costs

   Development costs are expensed as incurred and are included in operating and development expenses.

 Computation of net loss per share

   The Company computes net loss per share based on Financial Accounting Standards Board Statement No. 128, "Earnings Per Share," ("SFAS 128"). In accordance with SFAS 128, basic net income (loss) per share excludes dilutive common stock equivalents and is calculated as net income (loss) divided by the weighted average number of common shares outstanding. Diluted net income (loss) per share is computed using the weighted average number of common shares outstanding and dilutive common stock equivalents outstanding during the period. Common equivalent shares from stock options and warrants (using the treasury stock method) are excluded from the calculation of net loss per share as their effect is anti-dilutive.

 Recent accounting pronouncements

   As of January 1, 1998 the Company adopted Financial Accounting Standards Board Statement No. 130 ("SFAS 130"), "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The Company had no material components of comprehensive income. The adoption of this standard has had no impact on the Company's consolidated financial position, stockholders' equity, results of operations or cash flows. Accordingly, the Company's comprehensive loss for the year ended December 31, 1998 is equal to its reported loss.

   Additionally, the Financial Accounting Standards Board issued Financial Accounting Standards Board Statement No. 131 ("SFAS 131") "Disclosure about Segments of an Enterprise and Related Information," which establishes standards for the way public business enterprises report information in annual statements and interim financial reports regarding operating segments, products and services, geographic areas, and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. The Company adopted SFAS 131 in 1998. The Company operates in one business segment, Internet service to customers.

   In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which establishes guidelines for the accounting for the costs of all computer software developed or obtained for internal use. The Company is required to adopt SOP 98-1 effective January 1, 1999. The adoption of SOP 98-1 is not expected to have a material impact on the Company's consolidated financial statements.

2. Business Combinations and Technology Acquisitions

   During the year ended December 31, 1998, the Company made the business and technology acquisitions described in the paragraphs that follow, each of which has been accounted for as a purchase. The consolidated financial statements include the operating results of each business from the date of acquisition.

   The amounts allocated to purchased research and development were determined through established valuation techniques in the high-technology Internet industry and were expensed upon acquisition, because technological feasibility had not been established and no future alternative uses existed. Research and development costs to bring the products from the acquired companies to technological feasibility are not expected to have a material impact on the Company's future results of operations or cash flows. Amounts allocated to goodwill and other intangible assets are amortized on a straight-line basis over periods of two to three and one-half years.

                                 XOOM.com, Inc.

 Paralogic Corporation

   On March 10, 1998, the Company acquired 100% of the outstanding shares of Paralogic Corporation ("Paralogic"). Paralogic provides free communication between members via a chat Web site network (i.e., chat rooms). The purchase consideration was $3,037,607 consisting of 682,410 shares of common stock with an estimated fair value of $2.31 per share, $1,400,000 of debt, and $61,243 of acquisition costs. Contingent consideration, which the Company does consider probable of paying, consists of an additional $860,000, included in debt above, which will be paid if certain performance criteria are met.

   The purchase consideration was allocated to the acquired assets and assumed liabilities based on fair values as follows:

     Cash......................................................... $   33,055
     Accounts receivables and other current assets................      8,725
     Net fixed assets.............................................     50,112
     Purchased in-process research and development charged to
      operations in the quarter ended March 31, 1998..............    330,000
     Purchased technology.........................................    160,000
     Goodwill.....................................................  2,538,929
     Liabilities assumed..........................................    (83,214)
                                                                   ----------
       Total purchase consideration............................... $3,037,607
                                                                   ==========

   Purchased In-Process Research and Development. Management estimates that $330,000 of the purchase price represents purchased in-process technology that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was expensed in the quarter ended March 31, 1998. The value assigned to purchased in-process technology was determined by identifying the on-going research projects for which technological feasibility had not been achieved and assessing the date of completion of the research and development effort. The state of completion was determined by estimating the costs and time incurred to date relative to those costs and time to be incurred to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows only from the percentage of research and development efforts complete at the date of acquisition, and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the purchased in-process technology projects.

   Purchased Technology. To determine the value of purchased technology ($160,000), the expected future cash flows of the existing developed technologies were discounted taking into account the characteristics and applications of the product, the size of existing markets, growth rates of existing and future markets as well as an evaluation of past and anticipated product-life cycles.

 Global Bridges Technologies, Inc.

   On June 11, 1998, the Company acquired 100% of the outstanding shares of Global Bridges Technologies, Inc. ("GBT"). GBT, owns the exclusive selling rights to Sitemail, an HTML-based e-mail product, thus expanding the Company's suite of member services. The purchase consideration was $709,077 consisting of 183,427 shares of common stock with an estimated fair value of $3.33 per share, $12,500 cash, a note payable of $62,500 with fixed payment terms and $23,267 of acquisition costs.

                                 XOOM.com, Inc.

   The purchase consideration was allocated to the acquired assets and assumed liabilities based on fair values as follows:

     Other current assets............................................. $  4,153
     Goodwill.........................................................  766,621
     Liabilities assumed..............................................  (61,697)
                                                                       --------
     Total purchase consideration..................................... $709,077
                                                                       ========

   In July 1998, the Company amended the purchase agreement with GBT to provide for the issuance of an additional 17,304 shares of common stock with an estimated fair value of $10.80 per share. Upon completion of the Company's initial public offering, GBT received $200,000 of the Company's common stock at $14 per share and additional cash consideration of $130,000. This additional consideration was recorded as goodwill, raising the total consideration to $1,225,962.

 Revolutionary Software, Inc.

   On June 11, 1998, the Company purchased certain technology of Revolutionary Software, Inc. ("RSI"). RSI is the developer of the Sitemail technology and had licensed Sitemail to GBT. The purchase consideration was $701,411, consisting of 128,052 shares of common stock with an estimated fair value of $3.33 per share, $12,500 cash and a note payable of $262,500 with fixed payment terms. Initially, RSI may earn up to an additional 34,608 shares of common stock if certain performance targets are met. In each of the twenty-four months following June 1998, the stockholders of RSI will receive 5% of net revenues less certain costs from e-commerce and banner advertising from e-mail subscribers of certain Internet service providers.

   The purchase consideration of the acquired assets was allocated based on fair values as follows:

     Purchased in-process research and development charged to
      operations in the quarter ended June 30, 1998................. $330,000
     Purchased technology...........................................  371,411
                                                                     --------
     Total purchase consideration................................... $701,411
                                                                     ========

   In July 1998, the Company amended the agreement with RSI to provide for the issuance of an additional 34,608 shares of common stock with an estimated fair value of $10.80 per share. Upon completion of the Company's initial public offering, RSI received $400,000 of the Company's common stock at $14 per share and additional cash consideration of $260,000. This additional consideration was recorded as purchased technology, raising the total consideration to $1,735,179.

   Purchased In-Process Research and Development. Management estimates that $330,000 of the purchase price represents purchased in-process technology that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was expensed in the quarter ended June 30, 1998. The value assigned to purchased in-process technology was determined by identifying the on-going research projects for which technological feasibility had not been achieved and assessing the state of completion of the research and development effort. The state of completion was determined by estimating the costs incurred to date relative to those costs to be incurred to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows only from the percentage of research and development efforts complete at the date of acquisition, and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the purchased in-process technology projects.

                                 XOOM.com, Inc.

   To determine the value of purchased technology ($130,000), the expected future cash flows of the existing developed technologies were discounted taking into account the characteristics and applications of the product, the size of existing markets, growth rates of existing and future markets as well as an evaluation of past and anticipated product-life cycles. The purchase consideration above the purchased in-process research and development and purchased technology amounts were also included in purchased technology.

 ArcaMax, Inc.

   In June 1998, the Company purchased certain intellectual property and licensed certain technology from ArcaMax, Inc. ("ArcaMax") for $644,000, consisting of 133,334 shares of common stock with an estimated fair value of $3.33 per share, $20,000 cash and a note payable of $180,000 with fixed payment terms. This technology acquisition gave the Company the ability to offer a free online greeting card service to members. The Company recorded this amount as purchased technology and is amortizing it over its estimated useful life of two years.

 Pagecount, Inc.

   On July 24, 1998, the Company acquired substantially all of the assets of Pagecount, Inc. ("Pagecount"). The consideration was $1,460,000 and consisted of $200,000 cash, a note payable of $1,200,000 with fixed payment terms, and acquisition costs of approximately $60,000.

   The purchase consideration was allocated to the acquired assets and assumed liabilities based on fair values as follows:

     Cash......................................................... $   31,598
     Accounts receivable and other current assets.................     19,154
     Net fixed assets.............................................     20,866
     Purchased in-process research and development charged to
      operations in the quarter ended September 30, 1998..........    130,000
     Purchased technology.........................................    140,000
     Goodwill.....................................................  1,163,970
     Liabilities assumed..........................................    (45,588)
                                                                   ----------
     Total purchase consideration................................. $1,460,000
                                                                   ==========

   Purchased In-Process Research and Development. Management estimates that $130,000 of the purchase price represents purchased in-process technology that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was expensed in the quarter ended September 30, 1998. The value assigned to purchased in-process technology was determined by identifying the on-going research projects for which technological feasibility had not been achieved and assessing the date of completion of the research and development effort. The state of completion was determined by estimating the costs and time incurred to date relative to those costs and time to be incurred to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows only from the percentage of research and development efforts completed at the date of acquisition, and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the purchased in-process technology projects.

   Purchased Technology. To determine the value of purchased technology ($140,000), the expected future cash flows of the existing developed technologies were discounted taking into account the characteristics and applications of the product, the size of existing markets, growth rates of existing and future markets as well as an evaluation of past and anticipated product-life cycles.

                                 XOOM.com, Inc.

   Summary of Purchased In-Process Research and Development and Purchased Technology. Values assigned to purchased in-process research and development and purchased technology were generally determined using an income approach. To determine the value of in-process research and development, the Company considered, among other factors, the state of completion of each project, the time and cost needed to complete each project, expected income, and associated risks which included the inherent difficulties and uncertainties in completing the project and thereby achieving technological feasibility and risks related to the viability of and potential changes to future target markets. This analysis results in amounts assigned to in-process research and development projects that had not yet reached technological feasibility (as defined and utilized by the Company in assessing software capitalization) and does not have alternative future uses. To determine the value of the purchased technology, the expected future cash flows of each existing technology product were discounted taking into account risks related to the characteristics and applications of each product, existing and future markets and assessments of the life cycle stage of the product. Based on the analysis, the existing technology that had reached technological feasibility was capitalized.

     Purchased technology.......................................... $ 2,356,578
     Goodwill......................................................   5,002,692
                                                                    -----------
     Intangible assets.............................................   7,359,270
     Accumulated amortization......................................  (1,842,869)
                                                                    -----------
     Intangible assets, net........................................ $ 5,516,401
                                                                    ===========

   The total purchased in-process research and development that had no alternative future use, and as such was charged to operations in the year ended December 31, 1998 is summarized below:

     Paralogic Corporation............................................ $330,000
     Revolutionary Software, Inc......................................  330,000
     Pagecount, Inc...................................................  130,000
                                                                       --------
     Total purchased in-process research and development.............. $790,000
                                                                       ========

   The following unaudited pro forma summary represents the consolidated results of operations as if the acquisitions of Paralogic, GBT and Pagecount had occurred at the beginning of the periods presented and are not intended to be indicative of future results.

                                                    Year ended December 31,
                                                    -------------------------
                                                       1998          1997
                                                    -----------  ------------
                                                          (unaudited)
     Pro forma net revenue......................... $  8,606,674   $ 1,371,101
     Pro forma loss from operations................  (10,005,377)   (5,835,010)
     Pro forma net loss............................  (11,495,009)   (5,882,729)
     Pro forma net loss per share--basic and
      diluted......................................        (1.41)        (1.02)
     Number of shares used in pro forma per share
      calculation--basic and diluted...............    8,142,364     5,740,156

   The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been in effect for the entire period presented and are not intended to be a projection of future results. In-process research and development charges of $460,000 and $0 were excluded from the pro forma net loss and pro forma net loss per share figures for the years ended December 31, 1998 and 1997, respectively.

                                 XOOM.com, Inc.

3.  Related Party Transactions

   During the period from April 16, 1996 (inception) through December 31, 1996, and during the years ended December 31, 1997 and 1998, the Company issued stock subscriptions receivable to related parties and to investors in exchange for shares of common stock and, in some cases, notes payable. These subscriptions receivable were due upon demand and bore no interest. As of December 31, there were no outstanding amounts due under subscriptions receivable.

   During the period from April 16, 1996 (inception) through December 31, 1996, and during the years ended December 31, 1997 and 1998, the Company issued notes payable to related parties in exchange for cash advances and stock subscriptions receivable. All notes payable issued through December 31, 1998 have been converted into shares of common stock.

   The Company entered into a Consulting Agreement, dated May 15, 1998, with an outside director of the Company. The Consulting Agreement will terminate on November 15, 1999. The Agreement provides for the director to receive monthly compensation of $10,000, paid in the form of common stock. The director also received options to buy 16,667 shares of the Company's common stock. The options vest at the rate of 12.5% per quarter over two years. The director was granted stock options to buy an additional 16,667 shares of common stock which fully vested upon completion of the Company's initial public offering.

   The Company has entered into a Content License Agreement dated February 22, 1998, with Classic Media Holdings, whereby the Company was granted certain non-exclusive perpetual, world-wide licensing rights in connection with Classic Media Holdings' library of public domain movies. As consideration for the license, the Company issued 43,290 shares of the Company's common stock to the principals of Classic Media Holdings. The fair value of the stock yielded a $100,000 charge to operating and development expense in the year ended December 31, 1998. A director of the Company is a principal of Classic Media Holdings.

4. Cash and Cash Equivalents and Short-Term Investments

   The Company has classified all short-term investments as available-for-sale. Available-for-sale securities are carried at amounts that approximate fair market value based on quoted market prices. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. Interest on securities classified as available-for-sale is also included in interest income.

   The following is a summary of available-for-sale securities:

                                                            December 31,
                                                        ---------------------
                                                            1998       1997
                                                        ------------  -------
     Demand and money market instrument accounts....... $  8,730,977  $ 5,587
     Corporate bonds and notes.........................   36,444,223      --
     Market auction preferred stock....................   11,400,000      --
                                                        ------------  -------
                                                          56,575,200    5,587
     Less amounts included in cash and cash
      equivalents......................................  (54,575,200)  (5,587)
                                                        ------------  -------
     Short-term investments............................ $  2,000,000      --
                                                        ============  =======

   Unrealized gains and losses at December 31, 1998 and realized gains and losses for the year then ended were not material. Accordingly, the Company has not made a provision for such amounts in its consolidated balance sheet. The cost of securities sold is based on the specific identification method. All available-for-sale securities at December 31, 1998 have maturity dates in 1999.

                                 XOOM.com, Inc.

5. Fixed Assets

   Fixed assets consist of the following:

                                                             December 31,
                                                          --------------------
                                                            1998       1997
                                                          --------  ----------
   Computers and equipment, including assets under
    capital leases of $52,758 and $0 for 1998 and 1997,
    respectively......................................... $2,527,770  $456,999
   Furniture and fixtures under capital leases...........    111,920       --
                                                          ----------  --------
   Fixed assets..........................................  2,639,690   456,999
   Less accumulated depreciation and amortization,
    including amounts related to assets under capital
    leases of $18,298 and $0 for 1998 and 1997,
    respectively.........................................   (568,948)  (43,314)
                                                          ----------   -------
                                                          $2,070,742  $413,685
                                                          ==========  ========

6. Notes Payable

   Notes payable consist of the following at December 31, 1998:

   Note payable and other amounts due to the former stockholders of Paralogic Corporation. The note is non-interest bearing and payable in minimum monthly installments of $30,000
    through September 1999. Additional payments are required for the $860,000 of contingent payable as the amounts are earned.
    As of December 31, 1998, $2,248 of the contingent
    consideration had been earned and paid....................... $ 1,127,752
   Note payable issued in connection with a secured financing agreement (the "Agreement") with a leasing company. The
    Agreement provides for borrowings of up to a cumulative
    amount of $1,000,000 through July 31, 1999. All borrowings under the Agreement are collateralized by computer and office equipment and bear interest at the rate of 14.58% annually.
    Payments are made monthly over 42 months from the date of
    each borrowing in the amount of 2.87% of the amount borrowed,
    plus a final payment equal to 10% of the amount borrowed.....     511,715
   Note payable to the former stockholder of Global Bridges
    Technologies, Inc. bearing interest of 5% annually. The note
    is due in monthly installments of $2,500 through July 2000...      47,500
                                                                  -----------
                                                                    1,686,967
   Less amounts due within one year from December 31, 1998.......  (1,276,439)
                                                                  -----------
   Long-term notes payable....................................... $   410,528
                                                                  ===========

   Scheduled maturities of notes payable and other amounts due are as follows:

   Year ending December 31,
     1999............................................................ $1,276,439
     2000............................................................    154,694
     2001............................................................    158,585
     2002............................................................     97,249
                                                                      ----------
       Total......................................................... $1,686,967
                                                                      ==========

   On November 3, 1998, the Company entered into a loan agreement with a financing company which provided for borrowings up to $2,750,000. The loan bore interest of 12% annually. All amounts borrowed under this loan agreement were secured by certain fixed assets. Pursuant to the terms of the loan agreement, the

                                 XOOM.com, Inc.

6. Notes Payable (continued)

Company issued the lender a warrant to purchase 183,333 shares of the Company's common stock at an exercise price equal to the initial public offering price per share. The Company determined that the fair value of the warrant to be $1,494,164 at the date of the initial public offering, and in connection with this issuance recorded the fair value as interest expense. The effective interest rate on this secured loan agreement for the year ended December 31, 1998 was approximately 1,450%. As of December 31, 1998, all outstanding principal and interest amounts had been fully paid and the loan agreement had been canceled.

7. Income Taxes

   There has been no provision for U.S. federal or state income taxes for any period as the Company has incurred operating losses.

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets for federal and state income taxes are as follows:

                                                 December 31,
                                            ------------------------
                                              1998        1997
                                            ---------  -----------
   Deferred tax assets:
     Net operating loss carryforwards...... $ 1,944,000  $   537,000
     Purchased in-process technology.......     311,000          --
     Capitalized start up costs............      85,000      112,000
     Prepaid royalties and licenses........     496,000      257,000
     Accrued liabilities...................     887,000      398,000
     Other.................................      50,000       17,000
                                            -----------  -----------
   Total deferred tax assets...............   3,773,000    1,321,000
   Valuation allowance.....................  (3,773,000)  (1,321,000)
                                            -----------  -----------
   Net deferred tax assets................. $     --     $       --
                                            ===========  ===========

   Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance as it is more likely than not that the deferred tax assets will not be realized.

   During the years ended December 31, 1998 and 1997 and during the period from April 16, 1996 (inception) through December 31, 1996, the valuation allowance for the deferred tax assets increased by $2,452,000, $1,146,000 and $175,000, respectively.

   As of December 31, 1998, the Company had net operating loss carryforwards for federal income tax purposes of approximately $4,878,000. There can be no assurance that the Company will realize the benefit of the net operating loss carryforwards. The federal net operating loss carryforwards will expire at various dates beginning in the fiscal year 2011 through 2018 if not utilized.

   Due to the "change of ownership" provisions of the Internal Revenue Code, the availability of the Company's net operating loss and credit carryforwards will be subject to an annual limitation against taxable income in future periods if a change in ownership of more than 50% of the value of the Company's stock should occur over a three year period, which could substantially limit the eventual utilization of these carryforwards.

                                 XOOM.com, Inc.

8. Commitments

   The Company leases its facilities, furniture and fixtures and certain computers and equipment under noncancelable leases for varying periods through 2007. The cost of assets acquired under capital leases during the year ended December 31, 1998 was $164,678. Amortization expense related to these assets of $18,298 is included in accumulated depreciation and amortization at December 31, 1998.

   The following are the minimum lease obligations under these leases at December 31, 1998:

                                                 Capital Leases Operating Leases
                                                 -------------- ----------------
     1999......................................     $ 63,264       $  379,441
     2000......................................       63,264          385,253
     2001......................................       63,264          382,620
     2002......................................       17,027          387,190
     2003......................................          --           410,762
     Thereafter................................          --         1,637,372
                                                    --------       ----------
     Minimum lease payments....................      206,819       $3,582,638
                                                                   ==========
     Less amount representing interest.........      (52,230)
                                                    --------
     Present value of minimum lease payments...      154,589
     Less current portion......................      (37,441)
                                                    --------
     Long-term portion.........................     $117,148
                                                    ========

   Rent expense under operating lease arrangements for the years ended December 31, 1998 and 1997, and for the period from April 16, 1996 (inception) through December 31, 1996 totaled $385,904, $43,125 and $5,400, respectively.

9. Contingency Accrual and Other Matter

   In January 1998, the Company became aware that Imageline, Inc. ("Imageline") claimed to own the copyright in certain images that a third party, Sprint Software Pty Ltd ("Sprint") had licensed to the Company. Some clip art images that Imageline alleged infringed Imageline's copyright were included by the Company in versions of the Company's Web Clip Empire product and licensed by the Company to third parties, including other software clip publishers. The Company's contracts with such publishers require the Company to indemnify the publisher if copyrighted material licensed from the Company infringes a copyright. Imageline claims that the Company's infringement of Imageline's copyrights is ongoing. The Company and Imageline had engaged in discussions, but were unable to reach any agreement regarding a resolution of this matter.

   On August 27, 1998, the Company filed a lawsuit in the United States District Court for the Eastern District of Virginia against Imageline, certain parties affiliated with Imageline, and Sprint regarding the Company's and its licensees' alleged infringement on Imageline's copyright in certain clip art that the Company licensed from Sprint. The lawsuit seeks, among other relief, disclosure of information from Imageline concerning the alleged copyright infringement, a declaratory judgment concerning the validity and enforceability of Imageline's copyrights and copyright registrations, a declaratory judgment regarding damages, if any, owed by the Company to Imageline, and indemnification from Sprint for damages, if any, owed by the Company to Imageline. There is no contractual limitation on Sprint's indemnification. While the Company is seeking indemnification from Sprint for damages, if any, there can be no assurance that Sprint will be able to fulfill the indemnity obligations under its license agreements with the Company. In addition, the Company may be subject to claims by third parties seeking indemnification from the Company in connection with the alleged infringement of the Imageline copyrights.

                                 XOOM.com, Inc.

9. Contingency Accrual and Other Matter (continued)

   On September 17, 1998, Imageline filed a counterclaim, which Imageline amended in January 1999, seeking up to $60 million in damages. In March 1999, the parties completed the discovery process and filed separate motions for summary judgment. The lawsuit is scheduled for trial on April 23, 1999.

   Based on the discussions with Imageline, the Company believes the range of liability related to this matter is from $0 up to $10,000,000; however, the Company believes it is unlikely that the liability would exceed $1,000,000. Accordingly, the Company reserved $1,000,000 for this potential liability, the expense of which is included in non-recurring charges for the year ended December 31, 1997. The Company believes that the $1,000,000 accrual represents a reasonable estimate of the loss that could be incurred in the Imageline dispute. Based on information available to date management does not believe that the outcome of this matter will have a material effect on the Company's financial position, results of operations and cash flows over and above the $1,000,000 accrued in the 1998 financial statements. If not successful in defending this claim, the resulting outcome could have a material adverse impact on the Company's business, results of operations, cash flows and financial condition.

   Zoom Telephonics, Inc. filed a lawsuit against the Company in September 1998 alleging trademark infringement and related statutory violations. The Company was not served with Zoom Telephonics' complaint until January 1999. Zoom Telephonics has demanded that the Company stop using the XOOM trademark and has asked for an unspecified amount of money damages. The Company responded to the complaint in February 1999. Although the Company believes that Zoom's claims are without merit, such litigation could have a material adverse effect on the Company's business, results of operations and financial condition, particularly if such litigation forces the Company to make substantial changes to its name and trademark usage. However, the Company does not believe that the ultimate outcome of this matter will have a material adverse effect on its results of operations, financial position or cash flows.

10.  Stockholders' Equity

   In October 1998, the Company's Board of Directors authorized an increase in the number of authorized shares of common stock and preferred stock from 20,000,000 to 40,000,000 and 1,000,000 to 5,000,000, respectively, each with a par value of $.0001 per share.

   On December 9, 1998, the Company completed its Initial Public Offering and issued 4,600,000 shares (including 600,000 shares issued in connection with the exercise of the underwriter over-allotment option) of its common stock to the public at a price of $14.00 per share. The Company received net proceeds of $57.3 million.

 Founders stock

   Pursuant to a Common Stock Purchase Agreement dated August 26, 1996 and following the incorporation of the Company, two of the Company's founders each purchased 333,334 shares (666,668 shares in total) of the Company's common stock for an aggregate of $200 in cash. Pursuant to a Common Stock Purchase Agreement dated December 31, 1996, the founders purchased an additional 2,333,334 and 1,000,000 shares, respectively, of the Company's common stock in exchange for the cancellation of promissory notes that the Company owed to the stockholders/founders in the amount of $700,000 and $300,000, respectively. In the same agreement, one of the founders contributed 666,667 shares of his common stock back to the Company without compensation pursuant to an agreement between the founders.

                                 XOOM.com, Inc.

 Stock splits

   In February 1998, the Company completed a one-for-two reverse stock split of the outstanding shares of common stock. In addition, in November 1998, the Company completed a two-for-three reverse stock split of the outstanding shares of common stock. All share information and per share amounts in the accompanying consolidated financial statements has been retroactively adjusted to reflect the effect of these stock splits.

 Preferred stock

   The Company is authorized to issue 5,000,000 shares of preferred stock, none of which is issued or outstanding. The Board of Directors has the authority to issue the preferred stock in one or more series and to fix the designations, powers, preferences, rights, qualifications, limitations and restrictions with respect to any series of preferred stock and to specify the number of shares of any series of preferred stock without any further vote or action by the stockholders.

 Warrants

   In connection with the issuance of common stock during the year ended December 31, 1998, the Company issued warrants to purchase a total of 314,747 shares of common stock at an exercise price of $3.33 per share. These warrants were exercised prior to the Company's initial public offering on December 9, 1998. In November 1998, in connection with the loan agreement mentioned in Note 6, the Company issued a warrant to the lender to purchase 183,333 shares of the Company's common stock at an exercise price equal to the initial public offering price per share ($14.00). On January 11, 1999, the lender exercised the warrant in a net exercise transaction and received 116,231 shares of the Company's common stock.

 Stock option plan

   On November 16, 1998, the Company's Board of Directors and stockholders approved an increase in the number of shares authorized under its 1998 Stock Incentive Plan (the "Plan") from 1,166,667 to 2,000,000. The Plan provides for incentive stock options, as defined by the Internal Revenue Code, to be granted to employees, at an exercise price not less than 100% of the fair value at the grant date as determined by the Board of Directors. The Plan also provides for nonqualified stock options to be issued to non-employee officers, directors and consultants at an exercise price of not less than 85% of the fair value at the grant date. Option vesting schedules are determined by the Board of Directors at the time of issuance. Stock options generally vest over different periods ranging from immediately to 25% at the end of the first year and monthly thereafter up to a maximum of four years. Upon a change of control of the Company, as defined in the Plan, 75% of unvested options become immediately exercisable. Certain options' vesting can also accelerate based on the achievement of specified performance criteria.

                                 XOOM.com, Inc.

   A summary of the option activity follows (amounts include 1,235,224 options granted outside of the Plan, all of which were outstanding as of December 31,
1998):

                                                                    Weighted-
                                                       Number of     Average
                                                        Shares    Exercise Price
                                                       ---------  --------------
   Balance at April 16, 1996..........................       --       $ --
     Granted..........................................   440,000       0.03
     Exercised........................................       --         --
     Canceled.........................................       --         --
                                                       ---------      -----
   Balance at December 31, 1996.......................   440,000       0.03
     Granted..........................................   632,982       0.05
     Exercised........................................       --         --
     Canceled.........................................   (95,000)      0.03
                                                       ---------      -----
   Balance at December 31, 1997.......................   977,982       0.05
     Granted.......................................... 1,957,225       9.35
     Exercised........................................       --         --
     Canceled.........................................  (136,832)      4.05
                                                       ---------      -----
   Balance at December 31, 1998....................... 2,798,375      $6.20
                                                       =========      =====

   As of December 31, 1998, there were 436,849 options available for future grant under the Plan.

   The following table summarizes information about options outstanding and exercisable at December 31, 1998:

                                                                    Options
                                     Options Outstanding          Exercisable
                               ------------------------------- -----------------
                                          Weighted-
                                           Average
                                          Remaining  Weighted-         Weighted-
                                         Contractual  Average  Number   Average
                               Number of   Life (in  Exercise    of    Exercise
     Exercise Price             Shares      years)     Price   Shares    Price
     --------------            --------- ----------- --------- ------- ---------
     $ 0.03--$ 0.03........... 1,013,890     8.3      $ 0.03   721,547  $ 0.03
     $ 0.90--$ 3.33...........   518,548     9.3        2.88   134,118    2.99
     $ 6.30--$10.80...........   315,986     9.6        8.29    62,069    8.58
     $12.00--$14.00...........   949,951     9.9       13.91    15,962   12.86
                               ---------                       -------
                               2,798,375     9.2               933,696
                               =========                       =======

                                 XOOM.com, Inc.

 Deferred compensation

   The Company has recorded deferred compensation charges of $2,016,964, $550,848 and $0, for the years ended December 31, 1998 and 1997, and for the period April 16, 1996 (inception) through December 31, 1996, respectively, for the difference between the exercise price and the deemed fair value of certain stock options granted by the Company. These amounts are being amortized by charges to operations, using the accelerated method, over the vesting periods of the individual stock options, which range from three months to four years.

   From December 1996 through June 1998 certain options were granted to various employees which provided vesting only upon certain events, such as the Company's successful completion of an initial public offering or individual and Company performance goals. In June 1998 these options were modified to vest upon the earlier of an event or two years from the date of grant. As a result, the related compensation charge was determined in June 1998.

 Options issued to consultants

   The Company granted options to purchase 94,883 shares of common stock to consultants at exercise prices ranging from $0.03 to $14.00 per share during the period from January 1, 1997 through December 31, 1998. These options were granted in exchange for consulting services performed. The Company valued these options using the estimated fair value of the services performed which amounted to $246,231, $20,277 and $0, for the years ended December 31, 1998 and 1997, and for the period from April 16, 1996 (inception) through December 31, 1996, respectively. These amounts are being amortized by charges to operations over the respective consulting periods. The amounts charged to operations were $237,830, $17,376 and $0, for the years ended December 31, 1998 and 1997, and for the period from April 16, 1996 (inception) through December 31, 1996, respectively.

 1998 Employee Stock Purchase Plan

   The Company's 1998 Employee Stock Purchase Plan was adopted by the Board of Directors in October 1998. The Company has reserved a total of 300,000 shares of common stock for issuance under the plan. Eligible employees may designate up to 100% of their compensation subject to certain limitations as described in the Plan, to be deducted each pay period for the purchase of common stock at 85% of the lesser of the fair market value of the Company's common stock on the first day of the applicable purchasing period or the last day of the applicable accrual period. As of December 31, 1998, no shares were issued or committed to under this plan.

 Shares reserved for future issuance

   As of December 31, 1998, shares of common stock reserved for future issuance were as follows:

     1998 Stock Incentive Plan and
      options issued outside the Plan...........................  3,235,224
     1998 Employee Stock Purchase Plan..........................    300,000
     Warrants...................................................    183,333
                                                                  ---------
       Total shares authorized for issuance...................... 3,718,557
                                                                  =========

 Pro forma disclosure of the effect of stock-based compensation

   The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FAS 123

                                 XOOM.com, Inc.

requires the use of option valuation models that were not developed for use in valuing employee stock options. Pro forma information regarding net income
(loss) and net income (loss) per share is required by FAS 123. This information is required to be determined as if the Company has accounted for its employee stock options under the fair value method of FAS 123. Under this method, the estimated fair value of the options is amortized to expense over the options' vesting period. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                               For the  period
                                Year ended December 31,        April 16, 1996
                                ------------------------     (inception) through
                                    1998          1997         December 31, 1996
                                ------------  ------------   -------------------
     Risk-free interest rate..       4.52%             6.5%                6.5%
     Expected life of the
      option..................     5 years          5 years             5 years
     Expected volatility......         0.7                0                   0
     Expected dividend yield..           0%               0%                  0%

   Because FAS 123 is applicable only to options granted since inception, its adjusted effect will not be fully reflected until the year 2000.

   The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimates, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

   The weighted-average fair value of options granted to employees during the years ended December 31, 1998 and 1997, and during the period from April 16, 1996 (inception) through December 31, 1996, were $8.01, $0.36 and $0.02, respectively.

   The effect of applying the FAS 123 fair value method to the Company's stock-based awards results in net loss and net loss per share as follows:

                                                              Period from
                                 Year ended December 31,      April 16, 1996
                                -------------------------    (inception) through
                                    1998          1997        Deember 31, 1996
                                -----------    -----------   -------------------
   Net loss, as reported....... $(10,797,542)  $(3,131,877)     $(439,975)
   Net loss, pro forma.........  (11,367,024)   (3,231,131)      (441,946)
   Net loss per share--basic
    and diluted, as reported...        (1.37)        (0.64)         (0.89)
   Net loss per share--basic
   and diluted, pro forma......        (1.44)        (0.66)         (0.91)

                                 XOOM.com, Inc.

11. Retirement Plan

   On March 26, 1998, the Company established a 401(k) Profit Sharing Plan (the "Plan") available to all employees who meet the Plan's eligibility requirements. Employees may elect to contribute from 1% to 25% of their eligible earnings to the Plan subject to certain limitations. This defined contribution plan provides that the Company may, at its discretion, make contributions to the Plan on a periodic basis. The Company has not made contributions to the Plan.