Form 10-Q
period 1999-03-31
XOOM INC
filed 1999-05-17
CIK 1066774

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

  (Mark
  One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      for the period ended March 31, 1999

                                      or

   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                               ----------------

                       Commission File Number 000-25139

                                XOOM.COM, INC.
            (exact name of Registrant as specified in its charter)

                               ----------------

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

                               ----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]   No [_]

The number of shares outstanding of Registrant's Common Stock, $0.0001 par value, was 13,830,588 at March 31, 1999.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 XOOM.COM, INC.

                               TABLE OF CONTENTS

                                                                          Page
 Part I        FINANCIAL INFORMATION                                      ----
       Item 1. Condensed Consolidated Financial Statements (Unaudited)
               Condensed Consolidated Balance Sheets
               March 31, 1999 and December 31, 1998.....................   1
               Condensed Consolidated Statements of Operations
               Three months ended March 31, 1999 and 1998...............   2
               Condensed Consolidated Statement of Cash Flows
               Three months ended March 31, 1999 and 1998...............   3
               Notes to Condensed Consolidated Financial Statements.....   5
       Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations......................   8
       Item 3. Quantitative and Qualitative Disclosures about Market
               Risk.....................................................  29
 Part II       OTHER INFORMATION
       Item 1. Legal Proceedings........................................  30
       Item 2. Changes in Securities and Use of Proceeds................  30
       Item 4. Submission of Matters to a Vote of Security Holders......  31
       Item 6. Exhibits and Reports on Form 8-K.........................  31
               Signatures...............................................  32

                                 XOOM.com, Inc.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                          March 31,  December 31,
                                                            1999         1998
                                                         ----------- ------------
                                                         (Unaudited)
                         ASSETS
Current assets:
 Cash, cash equivalents and short-term investments......  $ 52,671     $ 56,575
 Accounts receivable, net...............................     1,610        1,368
 Inventories............................................       282          322
 Other current assets...................................       477          308
                                                          --------     --------
   Total current assets.................................    55,040       58,573
Fixed assets, net.......................................     3,248        2,071
Intangibles, net........................................     4,655        5,517
Investments.............................................     1,004          --
Other assets............................................       843          713
                                                          --------     --------
   Total assets.........................................  $ 64,790     $ 66,874
                                                          ========     ========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable.......................................  $  2,097     $  1,229
 Accrued compensation and related expenses..............       863          497
 Other accrued liabilities..............................     1,303        1,568
 Notes payable..........................................     1,191        1,276
 Deferred revenue.......................................       411          443
 Contingency accrual....................................     1,000        1,000
                                                          --------     --------
   Total current liabilities............................     6,865        6,013
Long-term liabilities...................................       475          528

Commitments and contingencies

Stockholders' equity:
 Preferred stock, $0.0001 par value:
  Authorized shares--5,000,000
  Issued and outstanding shares--none in 1999 and 1998..       --           --
 Common stock, $0.0001 par value:
  Authorized shares--40,000,000
  Issued and outstanding shares--13,830,588 and
   13,699,555 in 1999 and 1998, respectively............    75,801       75,606
Deferred compensation...................................      (674)        (904)
Accumulated deficit.....................................   (17,677)     (14,369)
                                                          --------     --------
   Total stockholders' equity...........................    57,450       60,333
                                                          --------     --------
    Total liabilities and stockholders' equity..........  $ 64,790     $ 66,874
                                                          ========     ========

                              See accompanying notes.

                                 XOOM.com, Inc.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                         --------------------
                                                           1999       1998
                                                         ---------  ---------
Net revenue:
 E-commerce............................................. $   2,636  $     677
 Advertising............................................     1,765         83
 Licensing..............................................        21         89
                                                         ---------  ---------
   Total net revenue....................................     4,422        849

Cost of e-commerce......................................     2,041        278
Cost of licensing.......................................         1          8
                                                         ---------  ---------
  Cost of net revenue...................................     2,042        286
                                                         ---------  ---------
Gross profit............................................     2,380        563

Operating expenses:
 Operating and development..............................     1,149        576
 Sales and marketing....................................     2,434        262
 General and administrative.............................     1,623        316
 Purchased in-process research and development..........       --         330
 Amortization of deferred compensation..................       230         79
 Amortization of intangible assets......................       862        --
                                                         ---------  ---------
   Total operating expenses.............................     6,298      1,563
                                                         ---------  ---------
Loss from operations....................................    (3,918)    (1,000)

Other income (expense):
 Interest income........................................       640        --
 Interest expense.......................................       (30)       --
                                                         ---------  ---------
Net loss................................................ $  (3,308) $  (1,000)
                                                         =========  =========
Net loss per share--basic and diluted................... $   (0.24) $   (0.17)
                                                         =========  =========
Number of shares used in per share calculation--basic
 and diluted............................................    13,811      5,884
                                                         =========  =========

                              See accompanying notes.

                                 XOOM.com, Inc.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                               Three Months
                                                                  Ended
                                                                March 31,
                                                             -----------------
                                                               1999     1998
                                                             --------  -------
Cash used in operating activities:
 Net loss................................................... $ (3,308) $(1,000)
 Adjustments to reconcile net loss to net cash used in
  operating activities:
  Purchased in-process research and development.............      --       330
  Depreciation and amortization.............................      328      100
  Amortization of intangible assets.........................      862      --
  Amortization of deferred compensation.....................      230       79
  Issuance of common stock in exchange for Classic Media
   Holdings license rights..................................      --       100
  Issuance of stock options to consultants..................      --         1
  Issuance of common stock to directors and consultants.....      157      --
  Changes in operating assets and liabilities:
   Accounts receivable......................................     (242)    (108)
   Inventories..............................................       40       (6)
   Other current assets.....................................     (169)     (80)
   Other assets.............................................     (181)     (34)
   Accounts payable.........................................      868      282
   Accrued compensation and related expenses................      366       52
   Other accrued liabilities................................     (265)      76
   Deferred revenue.........................................      (32)     --
                                                             --------  -------
 Net cash used in operating activities......................   (1,346)    (208)

Cash used in investing activities:
 Purchases of fixed assets..................................   (1,455)    (231)
 Purchase of investments....................................   (8,294)     --
 Business combination, net of cash acquired.................      --       (28)
                                                             --------  -------
 Net cash used in investing activities......................   (9,749)    (259)

Cash provided by financing activities:
 Proceeds from issuance of common stock.....................      --       421
 Proceeds from exercise of options..........................       36      --
 Proceeds from issuance of notes payable to stockholders....      --       335
 Principal payments on capital lease obligations............      (11)     --
 Repayment of notes payable.................................     (124)     (30)
                                                             --------  -------
 Net cash provided by (used in) financing activities........      (99)     726
                                                             --------  -------
 Net increase (decrease) in cash............................  (11,194)     259
 Cash and cash equivalents at beginning of period...........   54,575        6
                                                             --------  -------
 Cash and cash equivalents at end of period................. $ 43,381  $   265
                                                             ========  =======

                            See accompanying notes.

                                 XOOM.com, Inc.

                                 (In thousands)
                                  (Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                            -------------------
                                                              1999      1998
                                                            -------------------
Supplemental disclosures:
Non-cash transactions:
 Issuance of common stock in exchange for stock
  subscriptions receivable................................. $    --  $      260
                                                            ======== ==========
 Issuance of common stock in exchange for cancellation of
  notes payable to stockholder............................. $    --  $      150
                                                            ======== ==========
Deferred compensation resulting from grant of stock
 options................................................... $    --  $       59
                                                            ======== ==========
 Common stock issued to satisfy Paralogic legal
  obligation............................................... $    --  $      165
                                                            ======== ==========
Issuance of common stock in conjunction with business and
 technology acquisitions: Paralogic Corporation............ $    --  $    1,576
                                                            ======== ==========
Issuance of notes payable in conjunction with business and
 technology acquisitions:
 Paralogic Corporation..................................... $    --  $    1,400
                                                            ======== ==========
Cash paid for interest..................................... $     26 $       --
                                                            ======== ==========

                            See accompanying notes.

1. Basis of Presentation

   The condensed consolidated financial statements at March 31, 1999 and 1998 and for the three-month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements at March 31, 1999 should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1999.

2. Cash, Cash Equivalents and Short-Term Investments

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

   The following is a summary of available-for-sale securities (in thousands):

                                                         March 31, December 31,
                                                           1999        1998
                                                         --------- ------------
   Demand and money market instrument accounts..........  $ 5,172    $ 8,731
   Corporate bonds and notes............................   33,499     36,444
   Market auction preferred stock.......................   14,000     11,400
                                                          -------    -------
                                                           52,671     56,575
   Less amounts included in cash and cash equivalents...    9,290      2,000
                                                          -------    -------
   Short term investments...............................  $43,381    $54,575
                                                          =======    =======

   Unrealized gains and losses at March 31, 1999 and 1998 and realized gains and losses for the periods then ended were not material. Accordingly, the Company has not made a provision for the unrealized amounts in its consolidated balance sheet. The cost of securities sold is based on the specific identification method. All available-for-sale securities at March 31, 1999 have maturity dates in 1999 or 2000.

3. Inventories

   Inventories are carried at the lower of cost (determined on the average cost basis) or market. Inventories consist of products available for sale.

4. Net Loss Per Share

   Basic and diluted net loss per share is calculated using the weighted average number of common shares outstanding. Diluted net loss per share is computed using the weighted average number of common shares outstanding and dilutive common stock equivalents outstanding during the period. A reconciliation of the numerators and denominators used in the basic and diluted net loss per share amounts is as follows:

                                                               Three Months
                                                              Ended March 31,
   In thousands, except per share data                        ----------------
                                                               1999     1998
                                                              -------  -------
   Net loss.................................................. $(3,308) $(1,000)
                                                              =======  =======
   Shares used in per share calculation......................  13,811    5,884
   Basic and diluted net loss per share...................... $ (0.24) $ (0.17)
                                                              =======  =======

5. Legal Proceedings

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

   Zoom Telephonics, Inc. filed a lawsuit against the Company in September 1998 alleging trademark infringement and related statutory violations. The Company was not served with Zoom Telephonics' complaint until January 1999. Zoom Telephonics has demanded that the Company stop using the XOOM trademark and has asked for an unspecified amount of money damages. The Company responded to the complaint in February 1999. In April 1999, Zoom Telephonics filed a motion for a preliminary injunction to stop the Company from using any mark containing "Xoom." The Company intends to oppose the Zoom Telephonics' motion for preliminary injunction. Although the Company believes that Zoom's claims are without merit, such litigation could have a material adverse effect on the Company's business, results of operations and financial condition, particularly if such litigation forces the Company to make substantial changes to its name and trademark usage. However, based on information available to date, the Company does not believe that the ultimate outcome of this matter will have a material adverse effect on its results of operations, financial position or cash flows.

6. Recent Accounting Pronouncements

   The Financial Accounting Standards Board issued Statement No. 131 ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information," which establishes standards for the way public business enterprises report information in annual statements and interim financial reports regarding operating segments, products and services, geographic areas and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. The adoption of this statement did not have a significant impact on the way the Company reports information in its annual statements and interim financial reports.

   In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which establishes guidelines for the accounting for the costs of all computer software developed or obtained for internal use. The Company adopted SOP 98-1 effective January 1, 1999. The adoption of SOP 98-1 has not had a material impact on the Company's consolidated financial statements.

7. Subsequent Events

   On April 1, 1999, the Company acquired 100% of the outstanding shares of a company which operates a global directory of small businesses. The purchase consideration consisted of 21,894 shares of the Company's common stock with an estimated fair value of $77.23 per share. The Company will account for this acquisition as a purchase.

   On April 9, 1999, the Company completed a Secondary Public Offering of its common stock of 4,600,000 shares (including 600,000 shares issued in connection with the exercise of the underwriter over-allotment option) at a price of $66.00 per share. Of the 4,600,000 shares of common stock sold in the Offering, 2,659,800 were sold by the Company and 1,940,200 shares were sold by existing stockholders. The Company received net proceeds from the offering of approximately $167 million.

   On May 3, 1999, the Company acquired 100% of the outstanding shares of MightyMail Networks, Inc., a provider of an HTML email messaging service for web users. The purchase consideration consisted of 268,761 shares of the Company's common stock with an estimated fair value of $72.10 per share. In addition, 67,186 shares of the Company's common stock will be placed into an escrow account. Of the shares held in escrow, 25% will be released in November 1999 and 25% in May 2000, upon the completion of certain performance objectives, and 50% will be released in May 2000, upon the expiration of certain indemnification obligations. The Company will account for this acquisition as a purchase.

   On May 5, 1999, the Company acquired 100% of the outstanding shares of Net Floppy, Inc., a provider of online file storage for web users. The purchase consideration consisted of 7,528 shares of the Company's common stock with an estimated fair value of $72.10 per share and $560,467 in cash. In addition, 7,526 shares of the Company's common stock will be placed into an escrow account. Of the shares held in escrow, 50% will be released upon completion of certain performance objectives in November 1999 and 50% will be released in May 2000, upon the expiration of certain indemnification obligations. The Company will account for this acquisition as a purchase.

   On May 9, 1999, the Company, National Broadcasting Company, Inc. and certain of its affiliates (collectively, "NBC"), CNET, Inc. ("CNET") and SNAP! LLC entered into a series of definitive agreements (the "Agreements") relating to the formation of a new company to be named NBC Internet, Inc. ("NBCi") upon consummation of all the transactions contemplated by the Agreements. NBCi is expected to include the businesses of the Company, SNAP! LLC and certain of NBC's internet assets (including NBC.com, Videoseeker.com and NBC Interactive Neighborhood) and a 10% ownership interest in CNBC.com. The first transaction will be effected by a merger of the Company with a subsidiary of NBCi followed by NBCi acquiring CNET's ownership interest in SNAP! LLC. In a subsequent transaction, Neon Media Corporation ("NMC"), a newly formed entity which will own the NBC internet assets discussed above, is expected to be merged with NBCi and NBC's ownership interests in SNAP! LLC are expected to be contributed to NBCi. In connection with the consummation of all of the transactions contemplated by the Agreements, the following would occur on successive days:

   Initially,

     (i) each share of Company common stock will be converted into the right to receive 1 share of NBCi Class A common stock (the "Class A Stock"); and

   (ii) CNET will receive 7,147,584 shares of Class A Stock in exchange for its ownership interest in SNAP! LLC;

   which would result in a new company (NBCi) controlled by the former stockholders of the Company.

   On the succeeding day,

     (A) each share of NMC common stock will be exchanged for 1 share of Class B common stock ("Class B Stock") of NBCi, which will result in the issuance of 13,764,726 shares of Class B Stock; and

   (B) a subsidiary of NBC will receive 11,417,569 shares of Class B Stock in exchange for its ownership interests in SNAP! LLC (including its options to purchase additional equity interests).

   Thereafter, an affiliate of NBC will purchase a $486,894,758 zero coupon convertible debenture due 2006 (the "Convertible Note") of NBCi for a cash payment of $30 million and the assignment of an NBC promissory note in the amount of $340 million (the "NBC Note") to NBCi. The NBC Note has a term of four years and will bear interest at 5.4% per annum. The Convertible Note may be converted at a 15% discount by the holder thereof into 4,651,493 shares of Class B Stock only after one year after its issuance.

   Only the Class A Stock will be publicly traded. Separate agreements have been entered into with respect to the transactions set forth in clauses (i) and (ii) and with respect to the transactions set forth in clauses (A) and
(B). The closing of the transactions set forth in clauses (i) and (ii) will occur first and will not be contingent upon the closing of the transactions set forth in clauses (A) and (B), which are anticipated to occur the following day. Except for certain specified matters, the Class A Stock and Class B Stock shall have the same voting rights. Upon consummation of the transactions, the Company and SNAP! LLC will be wholly-owned by NBCi.

   Assuming both transactions were consummated on May 9, 1999, NBC and its affiliates would own approximately 49.9% of NBCi equity, the Company's former stockholders and option holders would own approximately 36% of NBCi equity and CNET would own approximately 14% of NBCi equity. If NBC chooses to convert the Convertible Note after one year, NBC, through its affiliates, could own approximately 53% of the currently expected fully-diluted equity of NBCi.

   Initially, the holders of the Class B Stock will have the right to appoint six of the 13 members of the NBCi board of directors (and will retain such right so long as such holders own 20% of the outstanding shares of common stock of NBCi) and the holders of the Class A Stock will have the right to appoint the remaining seven members, with the seventh member requiring the nomination of at least seven members of the NBCi board of directors. If NBC converts the Convertible Note, in certain circumstances the holders of the Class B Stock would have the right to appoint seven of the 13 members of the NBCi board of directors and the holders of the Class A Stock would have the right to appoint the remaining six members. As long as the directors elected by the holders of the Class B Stock do not constitute a majority of the NBCi board of directors, certain actions by NBCi will require the approval of such directors. As long as the holders of the Class B Stock have the right to elect seven directors to the NBCi board of directors, certain actions by NBCi will require the approval of the directors elected by the holders of the Class A Stock.

   The Company has also entered into an option agreement which provides NBC with the right to acquire, in the aggregate, up to 19.9% of the outstanding common stock of the Company upon the occurrence of certain specified events related to the consummation of the transactions described above (or the lack thereof). NBC, the Company and Chris Kitze, the Company's Chairman and the beneficial owner of approximately 20% of the Company's common stock, have entered into a voting agreement under which Chris Kitze has agreed to vote his shares in favor of the transactions contemplated by the Agreements.

   In connection with the transactions, NBC and a subsidiary of NBC entered into a licensing agreement (which will be assigned to NBCi upon consummation of the transactions). Among other rights, the agreement grants such subsidiary a non-exclusive license to use the trademark "NBC", the NBC multicolor logo and the

NBC soundmark in connection with NBC.com, Videoseeker.com and NBC Interactive Neighborhood and the portal, community and e-commerce services of NBCi. The license agreement also provides such subsidiary an exclusive license to use, reproduce and display short excerpts from certain NBC television programs and to create interactive programs therefrom, in accordance with the terms of the license, on the NBCi internet sites. In addition, NBCi will purchase at least $380 million in NBC TV Network advertising over the next four years.

   In connection with the transactions, CNET will enter into an agreement with NBC under which CNET will (i) agree to vote its shares of Class A Stock in the same manner as NBC with respect to certain change in control transactions involving NBCi and (ii) provides NBC with a right of first offer to purchase shares of Class A Stock owned by CNET. NBC and CNET will also enter into standstill agreements with NBCi under which they will agree not to transfer or acquire additional shares of NBCi's capital stock except in accordance with the terms and conditions of the standstill agreements.

   The transactions are subject to the approval of the Company's stockholders as well as receipt of required regulatory approvals, approval for listing on the Nasdaq National Market system and other customary conditions.

   Upon closing of the transactions, it is anticipated that Bob Wright, President and Chief Executive Officer of NBC, will become Chairman of the Board of NBCi, and Chris Kitze will become the President and Chief Executive Officer of NBCi.

   The foregoing summary of the Agreements does not purport to be complete and is subject to, and qualified in its entirety by reference to, the provisions of the Agreements which will be filed as exhibits to the Company's Current Report on Form 8-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   THE DISCUSSION IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" CONTAINS TREND ANALYSES AND OTHER FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ALL STATEMENTS, TREND ANALYSES AND OTHER INFORMATION CONTAINED HEREIN RELATIVE TO MARKETS FOR XOOM.COM's SERVICES AND PRODUCTS AND TRENDS IN REVENUE, AS WELL AS OTHER STATEMENTS INCLUDING SUCH WORDS AS "ANTICIPATE," "BELIEVE," "PLAN," "ESTIMATE," "EXPECT," "GOAL," AND "INTEND" AND OTHER SIMILAR EXPRESSIONS CONSTITUTE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO BUSINESS AND ECONOMIC RISKS, AND XOOM.COM'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF THE PROPOSED MERGER WITH NBC MEDIA CORPORATION, AND WHICH IS EXPECTED TO CLOSE IN THE THIRD QUARTER OF 1999, AND OTHER FACTORS SET FORTH ELSEWHERE HEREIN, INCLUDING "CERTAIN RISK FACTORS WHICH MAY IMPACT FUTURE OPERATING RESULTS," PAGE 17, AS WELL AS FACTORS SET FORTH IN XOOM.COM'S ANNUAL REPORT ON FORM 10-K.

General

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

   From inception through March 31, 1999, we generated total net revenue of approximately $13.6 million. Since January 1998, the number of members has grown from 100,000 to 7.3 million as of April 23, 1999.

   We have not achieved profitability on a quarterly or annual basis to date, and anticipate that we will incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount and rates of growth in our net revenue from e-commerce and advertising. We expect our operating expenses to increase significantly, especially in the areas of sales and marketing and brand promotion. As a result, we will need to increase our quarterly net revenue to achieve profitability. We believe that period-to-period comparisons of our operating results are not meaningful and that you should not rely upon the results for any period as an indication of future performance. Our business, results of operations and financial condition will be materially and adversely affected if:

  . net revenue does not grow at anticipated rates;

  . increases in operating expenses are not offset by commensurate increases in net revenue; or

  . we are unable to adjust operating expense levels in light of net revenue.

   We expect operating expenses will continue to increase in the future as we continue to seek to expand our business. To the extent that these expenses are not accompanied by an increase in net revenue, our business, results of operations and financial condition could be materially adversely affected. Our operating losses might increase in the future, and we cannot guarantee that we will ever achieve or sustain profitability. See "Certain Risk Factors Which Might Impact Future Operating Results--We cannot assure you that we will be profitable because we have operated our business only for a short period of time."

   To date, we have entered into various business and technology acquisitions, license arrangements and strategic alliances in order to build our communities, provide community-specific content, generate additional traffic, increase the number of members and establish additional sources of net revenue. In March 1998, we acquired Paralogic, a chat service, for a purchase price of approximately $3.0 million. We also acquired Sitemail, an HTML-based e-mail product, through our purchases of Global Bridges and certain assets of Revolutionary Software in June 1998. Global Bridges, which we purchased for approximately $1.2 million, owned the exclusive selling rights to Sitemail. Revolutionary Software, from which we purchased certain assets for approximately $1.7 million, developed Sitemail and had licensed it to Global Bridges. Also in June 1998, we purchased from ArcaMax an exclusive, perpetual license to use Greetings Online, an online greeting card service, for approximately $644,000. Additionally, in July 1998, we acquired Pagecount, a Web page counter and guestbook service, for approximately $1.5 million.

   Because most Internet business acquisitions involve the purchase of significant amounts of intangible assets, acquisitions of such businesses also result in goodwill and purchased technology and significant charges for purchased in-process research and development. During the three months ended March 31, 1999 and 1998, we expensed $0 and $330,000 for purchased in-process research and development and approximately $862,000 and $0 for the amortization of goodwill and purchased technology, repsectively.

   We intend to continue making acquisitions to increase online reach and membership and to seek additional strategic alliances with content and distribution partners, including alliances that create co-branded sites through which we market our services. Acquisitions carry numerous risks and uncertainties, including:

  . difficulties in integrating operations, personnel, technologies, products and the information systems of the acquired companies;

  . diversion of management's attention from other business concerns;

  . risks of entering geographic and business markets in which we have little or no prior experience; and

  . potential loss of key employees of acquired entities.

   We cannot guarantee that we will be able to successfully integrate any businesses, products, technologies or personnel that might be acquired in the future. A failure to successfully integrate acquired entities or assets could have a material adverse effect on our business, results of operations and financial condition. In addition, we cannot guarantee that we will be successful in identifying and closing transactions with potential acquisition candidates. See "Certain Risk Factors Which Might Impact Future Operating Results--If we are unable to successfully integrate future acquisitions into our operation, then our business and results of operations could be adversely affected."

   International sales comprised approximately 21% and 27% of total net revenue for the three months ended March 31, 1999 and 1998, respectively. This consisted of $929,000 and $140,000 in net revenue, respectively, during such periods. See "Certain Risk Factors Which Might Impact Future Operating Results--Our international operations are subject to risks that could have a material adverse effect on our results of operations."

   We will need to increase our inventory levels in the future to support a wider base of e-commerce products and to take advantage of volume purchase discounts. We contract with a third party warehousing and order fulfillment company to stock inventory and ship products directly to customers. We take title to this inventory, have responsibility for this inventory, and record inventory on our balance sheet until the final shipment to customers or other disposition of the inventory. There are inherent risks and costs in stocking inventory and coordinating with a third party warehousing and order fulfillment company. These risks include, but are not limited to, product obsolescence, excess inventory, inventory shortages resulting in unfulfilled orders, which could materially adversely affect operating results in the future. See "Certain Risk Factors Which Might Impact Future Operating Results--Any failure of our network infrastructure could have a material adverse effect on our results of operations" and "--We depend on our vendors and suppliers."

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

Recent Events

   On April 1, 1999, we acquired 100% of the outstanding shares of a company, which operates a global directory of small businesses. The purchase consideration consisted of 21,894 shares of our common stock with an estimated fair value of $77.23 per share. We will account for this acquisition as a purchase.

   On April 9, 1999, we completed a Secondary Public Offering of our common stock and issued 4,600,000 shares (including 600,000 shares issued in connection with the exercise of the underwriter over-allotment option) at a price of $66.00 per share. Of the 4,600,000 shares of common stock sold in the Offering, 2,659,800 shares were sold by Xoom.com, Inc. and 1,940,200 shares were sold by existing shareholders. We received net proceeds from the offering of approximately $167 million.

   On May 3, 1999, we acquired 100% of the outstanding shares of MightyMail Networks, Inc., a provider of an HTML email messaging service for web users. The purchase consideration consisted of 268,761 shares of our common stock with an estimated fair value of $72.10 per share. In addition, we will place 67,186 shares of our common stock into an escrow account. Of the shares held in escrow, 25% will be released in November 1999 and 25% in May 2000, upon the completion of certain performance objectives, and 50% will be released in May 2000, upon the expiration of certain indemnification obligations. We will account for this acquisition as a purchase.

   On May 5, 1999, we acquired 100% of the outstanding shares of Net Floppy, Inc., a provider of online file storage for web users. The purchase consideration consisted of 7,528 shares of our common stock with an estimated fair value of $72.10 per share and $560,467 in cash. In addition, we will place 7,526 shares of our common stock into an escrow account. Of the shares held in escrow, 50% will be released upon completion of certain performance objectives in November 1999 and 50% will be released in May 2000, upon the expiration of certain indemnification obligations. We will account for this acquisition as a purchase.

   On May 9, 1999, the Company, National Broadcasting Company, Inc. and certain of its affiliates (collectively, "NBC"), CNET, Inc. ("CNET") and SNAP! LLC entered into a series of definitive agreements (the "Agreements") relating to the formation of a new company to be named NBC Internet, Inc. ("NBCi") upon consummation of all the transactions contemplated by the Agreements. NBCi is expected to include the businesses of the Company, SNAP! LLC and certain of NBC's internet assets (including NBC.com, Videoseeker.com and NBC Interactive Neighborhood) and a 10% ownership interest in CNBC.com. The first transaction will be effected by a merger of the Company with a subsidiary of NBCi followed by NBCi acquiring CNET's ownership interest in SNAP! LLC. In a subsequent transaction, Neon Media Corporation ("NMC"), a newly formed entity which will own the NBC internet assets discussed above, is expected to be merged with NBCi and NBC's ownership interests in SNAP! LLC are expected to be contributed to NBCi. In connection with the consummation of all of the transactions contemplated by the Agreements, the following would occur on successive days:

   Initially,

    (i) each share of Company common stock will be converted into the right to receive 1 share of NBCi Class A common stock (the "Class A Stock"); and

    (ii) CNET will receive 7,147,584 shares of Class A Stock in exchange for its ownership interest in SNAP! LLC;

which would result in a new company (NBCi) controlled by the former stockholders of the Company.

   On the succeeding day,

     (A) each share of NMC common stock will be exchanged for 1 share of Class B common stock ("Class B Stock") of NBCi, which will result in the issuance of 13,764,726 shares of Class B Stock; and

   (B) a subsidiary of NBC will receive 11,417,569 shares of Class B Stock in exchange for its ownership interests in SNAP! LLC (including its options to purchase additional equity interests).

   Thereafter, an affiliate of NBC will purchase a $486,894,758 zero coupon convertible debenture due 2006 (the "Convertible Note") of NBCi for a cash payment of $30 million and the assignment of an NBC promissory note in the amount of $340 million (the "NBC Note") to NBCi. The NBC Note has a term of four years and will bear interest at 5.4% per annum. The Convertible Note may be converted at a 15% discount by the holder thereof into 4,651,493 shares of Class B Stock only after one year after its issuance.

   Only the Class A Stock will be publicly traded. Separate agreements have been entered into with respect to the transactions set forth in clauses (i) and (ii) and with respect to the transactions set forth in clauses (A) and
(B). The closing of the transactions set forth in clauses (i) and (ii) will occur first and will not be contingent upon the closing of the transactions set forth in clauses (A) and (B), which are anticipated to occur the following day. Except for certain specified matters, the Class A Stock and Class B Stock shall have the same voting rights. Upon consummation of the transactions, the Company and SNAP! LLC will be wholly-owned by NBCi.

   Assuming both transactions were consummated on May 9, 1999, NBC and its affiliates would own approximately 49.9% of NBCi equity, the Company's former stockholders and option holders would own approximately 36% of NBCi equity and CNET would own approximately 14% of NBCi equity. If NBC chooses to convert the Convertible Note after one year, NBC, through its affiliates, could own approximately 53% of the current fully diluted equity of NBCi.

   Initially, the holders of the Class B Stock will have the right to appoint six of the 13 members of the NBCi board of directors (the "Board") (and will retain such right so long as such holders own 20% of the outstanding shares of common stock of NBCi) and the holders of the Class A Stock will have the right to appoint the remaining seven members, with the seventh member requiring the nomination of at least seven members of the Board. If NBC converts the Convertible Note, in certain circumstances the holders of the Class B Stock would have the right to appoint seven of the 13 members of the Board and the holders of the Class A Stock would have the right to appoint the remaining six members. As long as the directors elected by the holders of the Class B Stock do not constitute a majority of the Board, certain actions by NBCi will require the approval of such directors. As long as the holders of the Class B Stock have the right to elect seven directors to the Board, certain actions by NBCi will require the approval of the directors elected by the holders of the Class A Stock.

   The Company has also entered into an option agreement which provides NBC with the right to acquire, in the aggregate, up to 19.9% of the outstanding common stock of the Company upon the occurrence of certain specified events related to the consummation of the transactions described above (or the last thereof). NBC, the Company and Chris Kitze, the Company's Chairman and the beneficial owner of approximately 20% of the Company's common stock, have entered into a voting agreement under which Chris Kitze has agreed to vote his shares in favor of the transactions contemplated by the Agreements.

   In connection with the transactions, NBC and a subsidiary of NBC entered into a licensing agreement (which will be assigned to NBCi upon consummation of the transactions). Among other rights, the agreement grants such subsidiary a non-exclusive license to use the trademark "NBC", the NBC multicolor logo and the NBC soundmark in connection with the Contributed Sites and the portal, community and e-commerce services of NBCi. The license agreement also provides such subsidiary an exclusive license to use, reproduce and display short excerpts from certain NBC television programs and to create interactive programs therefrom, in accordance with the terms of the license, on the Contributed Sites. In addition, NBCi will purchase at least $380 million in NBC TV Network advertising over the next four years.

   In connection with the transactions, CNET will enter into an agreement with NBC under which CNET will (i) agree to vote its shares of Class A Stock in the same manner as NBC with respect to certain change in control transactions involving NBCi and (ii) provides NBC with a right of first offer to purchase shares of Class A Stock owned by CNET. NBC and CNET will also enter into standstill agreements with NBCi under which they will agree not to transfer or acquire additional shares of NBCi's capital stock except in accordance with the terms and conditions of the standstill agreements.

   The transactions are subject to the approval of the Company's stockholders as well as receipt of required regulatory approvals, approval for listing on the Nasdaq National Market system and other customary conditions.

   Upon closing of the transactions, it is anticipated that Bob Wright, President and Chief Executive Officer of NBC, will become Chairman of the Board of NBCi, and Chris Kitze will become the President and Chief Executive Officer of NBCi.

   The foregoing summary of the Agreements does not purport to be complete and is subject to, and qualified in its entirety by reference to, the provisions of the Agreements which will be filed as exhibits to the Company's Current Report on Form 8-K.

Results of Operations

   The following table presents certain consolidated statement of operations data for the periods indicated as a percentage of total net revenue.

                                                                Three Months
                                                                   Ended
                                                                 March 31,
                                                                --------------
                                                                1999     1998
                                                                -----   ------
Net revenue:
  E-commerce...................................................  59.6%    79.9%
  Advertising..................................................  39.9      9.8
  Licensing....................................................   0.5     10.5
                                                                -----   ------
    Total net revenue.......................................... 100.0    100.0
Cost of net revenue(1):
  Cost of e-commerce...........................................  46.1     32.8
  Cost of licensing............................................   0.1      0.9
                                                                -----   ------
 Cost of net revenue...........................................  46.2     33.7
                                                                -----   ------
Gross profit...................................................  53.8     66.3
Operating expenses:
  Operating and development....................................  26.0     67.8
  Sales and marketing..........................................  55.0     30.9
  General and administrative...................................  36.7     37.2
  Purchased in-process research and development................   --      38.9
  Amortization of deferred compensation........................   5.2      9.3
  Amortization of intangible assets............................  19.5      --
                                                                -----   ------
    Total operating expenses................................... 142.4    184.1
                                                                -----   ------
Loss from operations........................................... (88.6)  (117.8)
Interest income................................................  14.5      --
Interest expense...............................................  (0.7)     --
                                                                -----   ------
Net loss....................................................... (74.8)% (117.8)%
                                                                =====   ======

Net revenue

   Total net revenue for the three months ended March 31, 1999 was $4.4 million, an increase of approximately $3.6 million over revenues of $849,000 for the three months ended March 31, 1998. The increase in net revenue was primarily due to the following three factors: (A) the expansion of our membership base; (B) an increase in the frequency of e-mail offerings and broader product offerings (which resulted in an increase in product sales through e-commerce); and (C) an increase in Web-based advertising (our higher Web site traffic increased our attractiveness to advertisers).

E-commerce revenue

   E-commerce revenue increased to $2.6 million in the three months ended March 31, 1999 from $677,000 in the three months ended March 31, 1998. The increase in net revenue was primarily due to the expansion of our membership base, which resulted in an increase in product sales, as well as expansion of the breadth of products offered. The percentage of our total net revenue attributable to e-commerce revenue decreased to 59.6% in the three months ended March 31, 1999 from 79.9% in the three months ended March 31, 1998. We expect e-commerce revenue to continue to account for a large percentage of net revenue as we expand our product offerings and increase our direct e-commerce response rates through better member demographic information and targeting of product offers.

   We believe that offering our customers attractive prices is an essential component of our business strategy. We may in the future increase the discounts we offer our customers and may otherwise alter our pricing structures and policies. We anticipate that any increase in discounts or price reductions will reduce gross margins below those we experienced for the three months ended March 31, 1999 and 1998.

Advertising revenue

   Advertising revenue increased to $1.8 million in the three months ended March 31, 1999 from $83,000 in the three months ended March 31, 1998. The increase in advertising revenue is primarily a result of the increase in our membership, site traffic and expansion of our advertising sales force. The percentage of our total net revenue attributable to advertising revenue increased to 39.9% in the three months ended March 31, 1999 from 9.8% in the three months ended March 31, 1998.

Licensing revenue

   Licensing revenue decreased to $21,000 in the three months ended March 31, 1999 from $89,000 in the three months ended March 31, 1998. As we expand our e-commerce and advertising revenue, license fees and other revenue will continue to represent a smaller percentage of net revenue.

Cost of net revenue

   Gross margins decreased to 53.8% in the three months ended March 31, 1999 from 66.3% in the three months ended March 31, 1998, as a result of the increase in e-commerce revenue as a percentage of total net revenue. As a percentage of total net revenue, the cost of e-commerce increased to 46.1% of net revenue in the three months ended March 31, 1999 from 32.8% of net revenue in the three months ended March 31, 1998. There were no material costs of net revenue associated with advertising.

Cost of e-commerce revenue

   Cost of e-commerce consists primarily of the costs of merchandise sold to customers, credit card commissions, product fulfillment, and outbound shipping and handling costs. Cost of e-commerce was $2.0 million and $278,000 for the three months ended March 31, 1999 and 1998, respectively. As a percentage of e-commerce revenue, the cost of e-commerce was 77% and 41.1% for the three months ended March 31, 1999 and 1998, respectively. The increase was primarily attributable to the fact that in 1998 we broadened our product offerings. Our new product offerings included items with higher costs than in the prior year.

Cost of licensing revenue

   Cost of license fees and other consists primarily of royalties on net revenue of license fees. Cost of license fees were $1,600 and $8,000 for the three months ended March 31, 1999 and 1998, respectively. Cost of license fees and other should continue to be a small percentage of total cost of revenues as compared to the cost of e-commerce revenues.

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

Operating and development expenses

   Operating and development expenses consist primarily of payroll and related expenses for development and network operations personnel and consultants, costs related to systems infrastructure including Web site hosting, and costs of acquired content to enhance our Web site. Operating and development expenses increased to

$1.1 million in the three months ended March 31, 1999 from $576,000 in the three months ended March 31, 1998. Operating and development costs decreased as a percentage of total net revenue to 26.0% in the three months ended March 31, 1999 from 67.8% in the three months ended March 31, 1998 because of the growth in net revenue.

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

Sales and marketing expenses

   Sales and marketing expenses consist primarily of payroll and related expenses for personnel engaged in sales, marketing, publishing and customer support, as well as advertising and promotional expenditures. Sales and marketing expenses increased to $2.4 million in the three months ended March 31, 1999 from $262,000 in the three months ended March 31, 1998. The absolute dollar increases from period to period in sales and marketing expenses were primarily attributable to increased personnel and related expenses required to implement our sales and marketing strategy as well as increased public relations and other promotional expenses. Sales and marketing costs increased as a percentage of total net revenue to 55.0% in the three months ended March 31, 1999 from 30.9% in the three months ended March 31, 1998. We expect to continue hiring additional personnel and to pursue a branding and marketing campaign. Therefore, we expect marketing and sales expenses to increase significantly in absolute dollars.

General and administrative expenses

   General and administrative expenses consist primarily of payroll and related costs for general corporate functions, including finance, accounting, business development, human resources, investor relations, facilities and administration, as well as legal fees, insurance, and fees for professional services and directors. General and administrative expenses increased to $1.6 million in the three months ended March 31, 1999 from $316,000 in the three months ended March 31, 1998. The absolute dollar increases from period to period in general and administrative expenses were primarily due to increases in the number of general and administrative personnel, professional services, directors fees and facility expenses to support the growth of our operations. General and administrative expenses decreased as a percentage of total net revenue to 36.7% in the three months ended March 31, 1999 from 37.2% in the three months ended March 31, 1998. We expect general and administrative expenses to increase in absolute dollars in future periods as we expand our staff, incur additional costs related to our operations, and are subject to the requirements of being a publicly traded company.

Purchased in-process research and development

   We did not recognize purchased in-process research and development charges for the three months ended March 31, 1999. For the three months ended March 31, 1998, we recognized the cost of purchased in-process research and development of $330,000 in connection with the acquisition of Paralogic.

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

Amortization of deferred compensation

   We have recorded deferred stock compensation charges of $0 and $1,450 during the three months ended March 31, 1999 and 1998. The deferred compensation charges account for the difference between the exercise price and the deemed fair value of certain stock options we granted to our employees. We cannot guarantee that we will not accrue additional charges, which could have a material adverse effect on our business, results of operations and financial condition.

   Deferred compensation expense reflects the amortization of stock compensation charges resulting from stock options and restricted stock purchase agreements. We have recorded deferred compensation expense of $230,000 and $79,000, during the three months ended March 31, 1999 and 1998, respectively.

Amortization of intangible assets

   Amortization of intangible assets totaled $862,000 for the three months ended March 31, 1999. This amount represents amortization of intangible assets and goodwill resulting from our acquisitions of Paralogic, Global Bridges and Pagecount and the purchase of certain assets of Revolutionary Software, amortized over periods ranging from 24 to 42 months.

Interest income

   Interest income represents interest we earned on our cash and short-term cash investments. We have recorded approximately $640,000 and $0 in interest income in the three months ended March 31, 1999 and 1998, respectively. This increase was primarily due to the increased cash balances available to invest resulting from the Company's initial public offering in December 1998.

Interest expense

   Interest expense represents interest charges related to notes payable and capital leases. Interest expense recorded in the three months ended March 31, 1999 and 1998 was approximately $30,000 and $0, respectively.

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

   At March 31, 1999, we had cash and cash equivalents and short-term investments of approximately $52.7 million. We regularly invest excess funds in short-term money market funds, government securities and commercial paper.

   Net cash used in operating activities for the three months ended March 31, 1999 and 1998 was $1.3 million and $208,000, respectively. Cash used in operating activities in each period was primarily the result of net losses and an increase in accounts receivable related to the growth of advertising revenues, partially offset by amortization of intangible assets related to our acquisitions, amortization of deferred compensation incurred in connection with the granting of options to employees to purchase common stock, and an increase in current liabilities as a result of the growth of our business. Additionally, in the three months ended March 31, 1998, cash used in operating activities were offset by a $330,000 charge to in process research and development related to the acquisition of Paralogic.

   Net cash used in investing activities for the three months ended March 31, 1999 and 1998 was $9.7 million and $259,000, respectively. Cash used in investing activities in each period was primarily related to purchases of fixed assets, except for the three months ended March 31, 1999, in which cash used in investing activities also included $8.3 million for the purchase of short-term investments. From time to time, we expect to evaluate the acquisition of products, businesses and technologies that complement our business. These acquisitions may involve cash investments.

   Net cash used in financing activities for the three months ended March 31, 1999 was $99,000, and net cash provided by financing activities in the three months ended March 31, 1998 was $726,000. Cash used in financing activities in the three months ended March 31, 1999 was primarily related to the repayment of notes payable. Cash provided by financing activities in the three months ended March 31, 1998 was primarily attributable to net proceeds from the issuance of common stock and the issuance of notes payable to stockholders.

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

   Our applications operate in complex network environments and directly and indirectly interact with a number of other hardware and software systems. We are unable to predict to what extent our business may be affected if our systems or the systems that operate in conjunction with them experience a material Year 2000 failure. Known or unknown errors or defects that affect the operation of our software and systems could result in delay or loss of revenue, interruption of services, cancellation of contracts and memberships, diversion of development resources, damage to our reputation, increased service and warranty costs, and litigation costs, any of which could adversely affect our business, financial condition and results of operations. The most likely worst case scenario is that the Internet fails and we are unable to offer any services on our community site or make any of our direct e-commerce offerings.

Recent Accounting Pronouncements

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

   In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which establishes guidelines for the accounting for the costs of all computer software developed or obtained for internal use. We adopted SOP 98-1 effective January 1, 1999. The adoption of SOP 98-1 has not had a material impact on our consolidated financial statements.

CERTAIN RISK FACTORS WHICH MAY IMPACT FUTURE OPERATING RESULTS

   This report on Form 10-Q contains forward looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated by such forward looking statements as a result of certain factors, including those set forth below.

We cannot assure you that we will be profitable because we have operated our business only for a short period of time

   Xoom.com was founded in April 1996 and has a limited operating history. An investor in our common stock must consider the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets, particularly those involved in e-commerce and the Internet. These risks include:

  . the level of use of the Internet and online services and consumer acceptance of the Internet and other online services, particularly direct e-mail marketing, for the purchase of consumer products such as those we offer;

  . the lack of broad acceptance of the community model on the Internet;

  . our inability to generate significant e-commerce revenue or premium service revenue from our members;

  . our inability to maintain and increase levels of traffic on the Xoom.com
    Web site;

  . our failure to continue to develop and extend the Xoom.com brand;

  . our inability to attract or retain members;

  . our inability to meet minimum guaranteed impressions under advertising agreements;

  . our failure to anticipate and adapt to a developing market;

  . our inability to upgrade and develop our systems and infrastructure and attract new personnel in a timely and effective manner;

  . the failure of our server and networking systems to efficiently handle our Web traffic; and

  . our inability to effectively manage rapidly expanding operations.

   We cannot be certain that our business strategy will be successful or that we will successfully address these risks.

   As of March 31, 1999, we had an accumulated deficit of $17.7 million. Although we have experienced growth in our net revenue, members, customers and reach in recent periods, these growth rates are not sustainable and will decrease in the future. To date, we have not been profitable on either a quarterly or an annual basis, and we expect to incur net losses for the foreseeable future. We expect our operating expenses to increase significantly, especially in the areas of sales and marketing and brand promotion, and, as a result, we will need to increase our revenue to become profitable. If our revenue does not grow as expected or increases in our expenses are not in line with forecasts, there could be a material adverse effect on our business, results of operations and financial condition.

The unpredictability of our quarter-to-quarter results could cause our stock price to be volatile or decline

   Our operating results have fluctuated in the past and will likely continue to do so in the future. Some of the factors that could cause our operating results to fluctuate are:

  . the level of demand for the services and products offered in our direct e-mail marketing and our ability to meet the demand in a timely manner;

  . consumers' receptiveness to e-commerce and to direct e-mail marketing in particular;

  . developments relating to advertising on the Web;

  . timely deployment and expansion of our network and network architectures;

  . new services offered by our competitors that affect the level of traffic on our Web site and the continuing expansion of our membership base;

  . our ability to predict demand for products and services we offer and to optimize inventory levels accordingly;

  . marketing costs that we will need to incur in order to maintain and enhance the Xoom.com brand name;

  . the loss of key business relationships;

  . the mix of domestic and international sales;

  . the costs of acquiring technology or businesses and our ability to integrate them into our operations; and

  . economic conditions generally, as well as those specific to the Internet and related industries.

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

   A substantial portion of our net revenue is from short-term advertising contracts, usually one to two months in length. That means our quarterly net revenue is a function of the contracts we enter into within the quarter and our ability to adjust spending in light of any net revenue shortfalls. To date, our advertising revenue comes from a small group of customers whose composition periodically changes. For example, during the three months ended March 31, 1999, our five largest advertisers accounted for approximately 35% of our total advertising revenue. As a result, the cancellation of even a small number of these advertising contracts could affect our operating results. Advertising revenue is also linked to the level of traffic on our Web site, so if traffic is less than the level expected by our advertising customers, our revenue from this source could be affected. We have guaranteed our advertisers a minimum number of impressions on our Web site. Reduced traffic on our Web site would cause us to fall short in meeting this minimum requirement and as a result we may give credits to our advertisers and reduce advertising rates, which would lead to a reduction in our revenue from advertising.

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

   Our future success also depends on the continued growth in the use of the Internet and the Web. Use of the Internet for retail transactions is a recent development, and the continued demand and growth of a market for services and products via the Internet is uncertain. For the three months ended March 31, 1999, e-commerce was the source of approximately 60% of our total net revenue. The Internet may ultimately prove not to be a viable commercial marketplace for a number of reasons, including:

  . unwillingness of consumers to shift their purchasing from traditional retailers to online purchases;

  . lack of acceptable security for data and concern for privacy of personal information;

  . limitations on access and ease of use;

  . congestion leading to delayed or extended response times;

  . inadequate development of Web infrastructure to keep pace with increased levels of use;

  . increased or excessive government regulation; and

  . problems regarding intellectual property ownership.

   Because of these factors, we do not know whether our business model will ultimately be viable and profitable.

Our international operations are subject to risks that could have a material adverse effect on our results of operations

   We market and sell our products in the United States and internationally. Approximately 21% of our net revenue during the first quarter of 1999 came from sales outside the United States. We plan to establish additional operations or form business partnerships in other parts of the world. The expansion of our existing international operations and entry into additional international markets will require substantial management attention and financial resources. We cannot be certain that our investment in establishing operations in other countries will produce the desired levels of revenue. In addition, international operations are subject to other inherent risks and problems, including:

  . the impact of recessions in economies outside the United States;

  . greater difficulty in accounts receivable collections;

  . unexpected changes in regulatory requirements;

  . difficulties and costs of staffing and managing foreign operations;

  . reduced protection for intellectual property rights in some countries;

  . political and economic instability;

  . the introduction of the euro;

  . fluctuations in currency exchange rates; and

  . difficulty in maintaining effective communications due to distance, language and cultural barriers.

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

   We must continue to expand and adapt our system infrastructure to keep pace with the increase in the number of our members who use the free services we provide. Demands on our infrastructure that exceed our current forecasts could result in technical difficulties with our Web site. Any system failure that interferes with the access to our Web site and the use of the free services we provide could diminish the level of traffic on our Web site. Continuing or repeated system failures could impair our reputation and brand name and reduce our commerce and advertising revenue. At present, we do not know if we will be able to scale our systems to handle a larger amount of traffic at higher transmission speeds. Expanding our network infrastructure will require substantial financial, operational and management resources in the remainder of 1999 and future periods, all of which could affect the results of our operations.

   We developed our systems for maintaining our Web site, processing transactions and managing orders internally. If, in the future, we cannot modify these systems to accommodate increased traffic and an increased volume of transactions and orders, we could suffer slower response time, problems with customer service and delays in reporting accurate financial information. Any of these factors could significantly and adversely impact the results of our operations

   We use network servers that are housed separately by application at Exodus Communications, Inc. in Santa Clara, California and Frontier Global Center in Sunnyvale, California. Our site is connected to the Internet via multiple DS-3 and OC-3 links on a 24 hour-a-day, seven days per week basis by Exodus and Frontier Global Center. Exodus and Frontier Global Center also provide and manage power and environmentals for our networking and server equipment. We manage and monitor our servers and network remotely from our headquarters in San Francisco, California. We strive to rapidly develop and deploy high-quality tools and features into our system without interruption or degradation in service.

   Although the agreements we have with our hosting companies give us remedies for service interruptions, we cannot guarantee that:

  . we will have uninterrupted access to the Internet;

  . our members will be able to reach our Web site; or

  . communications via our Web site will be secure.

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

Difficulties we may encounter dealing with our growth and expansion could adversely affect the results of our operations

   Our rapid rate of growth places a significant strain on our resources due to:

  . the need to manage relationships with various strategic partners, technology licensors, members, advertisers, and other third parties;

  . difficulties in hiring and retaining skilled personnel necessary to support our business;

  . the need to train and manage our growing employee base; and

  . pressures for the continued development of our financial and information management systems.

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

  . Web advertising and marketing;

  . traditional media advertising campaigns in print, radio, billboards and television; and

  . providing a high quality community experience.

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

If we are unable to integrate new technologies and standards effectively, the results of our operations could be adversely affected

   Our ability to remain competitive in our area of business will depend, in part, on our ability to:

  . enhance and improve the responsiveness, functionality and features of our Web site;

  . continue to develop our technical expertise;

  . develop and introduce new services and technology to meet changing customer needs and preferences;

  . influence and respond to emerging industry standards and other technological changes in a timely and cost effective manner; and

  . license leading technologies useful in our business.

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

Our failure to attract advertising revenue in quantities and at rates that are satisfactory to us could have a material adverse effect on our business, results of operations and financial condition

   We have derived a material portion of our net revenue to date from the sale of advertisements, including banner advertising revenue. For the three months ended March 31, 1999, advertising revenue represented approximately 40% of our total net revenue. During the same period, our five largest advertising customers accounted for approximately 35% of advertising revenue (approximately 14% of total net revenue). We intend to continue to rely on advertising as a significant source of revenue.

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

   We also expect intense competition in the e-commerce market from an ever increasing number of companies selling goods and services over the Internet, particularly goods and services that relate to the use of computers. These competitors include:

  . traditional computer retailers including CompUSA and Micro Electronics's
    MicroCenter;

  . various mail-order retailers including CDW Computer Centers, Micro
    Warehouse, Insight Enterprises, Inc., PC Connection, Inc. and Creative Computers;

  . internet-focused retailers including Amazon.com, Egghead's Egghead.com, software.net, and New England Circuit Sales' NECX Direct;

  . manufacturers that sell directly over the Internet including Dell
    Computer, Gateway 2000, Apple Computer and many software companies;

  . a number of online service providers including America Online and the Microsoft Network that offer computer products directly or in partnership with other retailers;

  . some non-computer retailers such as Wal-Mart Stores that sell a limited selection of computer products in their stores; and

  . computer products distributors that may develop direct sales channels to the consumer market.

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

We could be subject to liability for online content that may not be covered by our insurance

   The nature and breadth of information disseminated on our Web site and through the sites of our members could expose us to liability in various areas, including claims relating to:

  . product information and reviews we offer;

  . the content and publication of various materials based on defamation, libel, negligence, personal injury and other legal theories;

  . copyright or trademark infringement and wrongful action due to the actions of third parties;

  . use of third party content made available through our Web site or through content and material posted by members on their home pages or in chat rooms and bulletin boards; and

  . damages arising from the use or misuse of the free e-mail services we offer.

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

   To resolve this matter, we filed a lawsuit against Imageline in August 1998 in the United States District Court for the Eastern District of Virginia. We asked for a declaration with respect to Imageline's allegations of copyright infringement regarding the clip art images. In September 1998 Imageline filed a counterclaim, which they amended in January 1999, seeking up to $60 million in damages. In March 1999, the parties completed the discovery process and filed separate motions for partial summary judgment. On April 5, 1999, the court granted one of our motions for partial summary judgment and stayed the case to allow Imageline to file all necessary copyright registration applications to cover the clip art images.

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

   Zoom Telephonics, Inc. filed a lawsuit against us in September 1998 in the United States District Court for the District of Massachusetts alleging trademark infringement and related statutory violations. We were not served with Zoom Telephonics' complaint until January 1999. Zoom Telephonics has demanded that we stop using the XOOM trademark and has asked for an unspecified amount of money damages. We responded to the complaint in February 1999. In April 1999, Zoom Telephonics filed a motion for preliminary injunction to stop us from using any mark containing "Xoom." We intend to oppose Zoom Telephonics' motion for preliminary injunction. We believe that the claims asserted by Zoom Telephonics are without merit and intend to defend against them vigorously. We cannot assure you, however, that the results of this litigation will be favorable to us. An adverse result of the litigation could have a material adverse effect on our business and results of operations, particularly if the litigation forces us to make substantial changes to our name and trademark usage. Any name change could result in confusion to consumers and investors, which could adversely affect the results of our operations and the market price of our common stock.

If we are unable to successfully integrate future acquisitions into our operation, there could be an adverse effect on our business and results of operations

   Acquiring complementary businesses, products and technologies is an integral part of our business strategy. Some of the risks attendant to this acquisition strategy are:

  . difficulties and expenses of integrating the operations and personnel of acquired companies into our operations while preserving the goodwill of the acquired entity;

  . the additional financial resources that may be needed to fund the operations of acquired companies;

  . the potential disruption of our business;

  . our management's ability to maximize our financial and strategic position by incorporating acquired technology or businesses;

  . the difficulty of maintaining uniform standards, controls, procedures and policies;

  . the potential loss of key employees of acquired companies;

  . the impairment of relationships with employees and customers as a result of changes in management; and

  . increasing competition with other entities for desirable acquisition targets.

   Any of the above risks could prevent us from realizing significant benefits from our acquisitions. In addition, the issuance of our common stock in acquisitions will dilute our stockholder interests in our company, while the use of cash will deplete our cash reserves. Finally, if we are unable to account for our acquisitions under the "pooling of interests" method of accounting, we may incur significant, one-time write-offs and amortization charges. These write- offs and charges could decrease our future earnings or increase our future losses. Due to all of the foregoing, implementing our acquisition strategy may have a material adverse effect on our business and results of operations.

If our capital is insufficient to promote our business, and if we cannot obtain needed financing, we will be unable to promote our brand name, exploit acquisition opportunities and otherwise maintain our position relative to that of our competitors

   We believe that the proceeds from our initial public offering and our offering in April 1999, will be sufficient to support our operations for the next 12 months. Notwithstanding, we may need to raise additional funds to maintain and develop our position in the marketplace. It may be difficult or impossible for us to obtain financing on favorable terms. Raising funds by issuing equity securities or convertible debt securities will dilute the percentage ownership of our current stockholders. Also, new securities we may issue may have rights senior to the rights of our common stock. If we cannot obtain needed financing, we will be unable to promote our brand name, exploit acquisition opportunities and otherwise maintain our position relative to that of our competitors.

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

Our stock price has been and may continue to be volatile

   The trading price of our common stock has been and is likely to be highly volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including:

  . actual or anticipated variations in quarterly operating results;

  . announcements of technological innovations;

  . new products or services offered by us or our competitors;

  . changes in financial estimates by securities analysts;

  . conditions or trends in the e-commerce market;

  . our announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

  . additions or departures of key personnel;

  . sales of common stock; and

  . other events or factors that may be beyond our control.

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

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

   To resolve this matter, we filed a lawsuit against Imageline in August 1998 in the United States District Court for the Eastern District of Virginia. We asked for a declaration with respect to Imageline's allegations of copyright infringement regarding the clip art images. In September 1998 Imageline filed a counterclaim, which they amended in January 1999, seeking up to $60 million in damages. In March 1999, the parties completed the discovery process and filed separate motions for partial summary judgment. On April 5, 1999, the court granted one of our motions for partial summary judgment and stayed the case to allow Imageline to file all necessary copyright registration applications to cover the clip art images.

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

   Zoom Telephonics, Inc. filed a lawsuit against us in September 1998 in the United States District Court for the District of Massachusetts alleging trademark infringement and related statutory violations. We were not served with Zoom Telephonics' complaint until January 1999. Zoom Telephonics has demanded that we stop using the XOOM trademark and has asked for an unspecified amount of money damages. We responded to the complaint in February 1999. In April 1999, Zoom Telephonics filed a motion for preliminary injunction and request for oral argument to stop us from using any mark which contains "Xoom." We intend to oppose Zoom Telephonics' motion for preliminary injunction. We believe that the claims asserted by Zoom Telephonics are without merit and intend to defend against them vigorously. We cannot assure you, however, that the results of this litigation will be favorable to us. An adverse result of the litigation could have a material adverse effect on our business and results of operations, particularly if the litigation forces us to make substantial changes to our name and trademark usage. Any name change could result in confusion to consumers and investors, which could adversely affect the results of our operations and the market price of our common stock.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

   Use of Proceeds from Sales of Registered Securities. We commenced our Initial Public Offering ("IPO") on December 9, 1998 pursuant to a Registration Statement on Form S-1 (File No. 333-62395). In the IPO we sold an aggregate of 4,600,000 shares of our common stock (including 600,000 shares sold pursuant to the exercise of the Underwriters' over--allotment option) at an initial price of $14 per share.

   The sale of the 4,600,000 shares of Common Stock generated aggregate gross proceeds of $64,400,000. The aggregate net proceeds to us were approximately $57,342,000, after deducting underwriting discounts and commissions of $4,508,000 and our expenses of the offering of approximately $2,550,000. Of the net proceeds, we used $2.8 million for general corporate purposes, including working capital and capital expenditures. Additionally, we used a portion of the net proceeds to repay notes payable and capital lease obligations of $2.7 million. Finally, in connection with the acquisition of Global Bridges Technologies, Inc. and the purchase of certain assets of Revolutionary Software, Inc., we paid a cash consideration of $130,000 and $260,000 respectively, upon completion of the offering. The remaining $54,431,000 of the net proceeds shall be used for general corporate purposes, including working capital, capital expenditures, potential acquisitions and promotional campaigns. The amounts actually expended by us for such purposes may vary significantly and will depend on a number of factors, including our future revenue and cash generated by operations and the other factors described under "Certain Risk Factors Which May Impact Future Operating Results." Accordingly, our management retains broad discretion in the allocation of the net proceeds of the offering. A portion of the net proceeds may also be used to acquire or invest in complementary businesses, technologies or product offerings. In the ordinary course of business, we evaluate potential acquisitions of such businesses, technologies and product offerings. However, we have no current material agreements or commitments with respect to any such acquisitions.

ITEM 6. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) EXHIBITS

     The exhibits listed in the accompanying Index to Exhibits are filed as part of this Report on Form 10-Q.

    (b) REPORTS ON FORM 8-K

     None.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized,

                                          XOOM.com, Inc.
Date: May 14, 1999

                                          By:      /s/ John Harbottle
                                            -----------------------------------
                                                      John Harbottle
                                               Vice President of Finance and
                                                  Chief Financial Officer
                                               (duly authorized officer and
                                               principal financial officer)

                                 EXHIBIT INDEX

                                                                    Sequentially
 Exhibit                                                              Numbered
 Number  Description                                                    Page
 ------- -----------                                                ------------
  3.1    Restated Certificate of Incorporation of the
          Registrant**...........................................

  3.2    Amended and Restated Bylaws of the Registrant**.........

  4.1    Reference is made to Exhibits 3.1 and 3.2**.............

  4.2    Warrant to purchase common stock made by the Registrant
          in favor of Sand Hill Capital, LLC, dated as of
          November 3, 1998**.....................................

  4.3    Specimen Stock Certificate of the Registrant**..........

 10.1    Form of Indemnification Agreement between the Registrant
          and each of its executive officers and directors**.....

 10.2    Agreement of Sublease between the Registrant and
          Cornerstone Internet Solutions Company d/b/a USWeb
          Cornerstone dated August, 1998**.......................

 10.3    Assignment of Lease by Xaos Tools, Inc. and Acceptance
          of Assignment and Assumption of Lease by the
          Registrant, dated July 31, 1998**......................

 10.4    Registrant's 1998 Stock Incentive Plan, including forms
          of agreements..........................................

 10.5    Registrant's 1998 Employee Stock Purchase Plan,
          including forms of agreements thereunder**.............

 10.6    Employment Agreement between the Registrant and Russell
          Hyzen dated July 20, 1998**............................

 10.7    Employment Agreement between the Registrant and Vijay
          Vaidyanathan, dated March 10, 1998 and Addendum No. 1
          thereto, dated August 12, 1998**.......................

 10.8    Employment Agreement between the Registrant and Laurent
          Massa, dated July 1, 1998**............................

 10.9    Employment Agreement between the Registrant and John
          Harbottle dated August 4, 1998**.......................

 10.10   Agreement and Plan of Merger, among the Registrant, XOOM
          Chat, Inc., Paralogic Corporation and shareholders of
          Paralogic Corporation, dated March 10, 1998**..........

 10.11   Agreement and Plan of Merger, among the Registrant, Xoom
          GBT Merger Corp., Global Bridges Technologies, Inc. and
          Robert Kohler, dated June 11, 1998**...................

 10.12   Asset Purchase Agreement, between the Registrant and
          Revolutionary Software, Inc., dated June 11, 1998**....

 10.13   Purchase and License Agreement between the Registrant
          and ArcaMax, Inc., dated June 18, 1998**...............

 10.14   Asset Purchase Agreement between the Registrant and
          Pagecount, Inc., dated as of July 24, 1998**...........

 10.15   First Amendment, dated July 27, 1998, to Asset Purchase
          Agreement, between the Registrant and Revolutionary
          Software, Inc., dated June 11, 1998** Registrant, Xoom
          GBT Merger Corp., Global Bridges Technologies, Inc. and
          Robert Kohler, dated June 11, 1998**...................

 10.17   Letter Agreement between the Registrant and Robert
          Ellis, dated August 4, 1997**..........................

 10.18   Consulting Agreement between the Registrant and James
          Heffernan, dated May 15, 1998**........................

 10.19   Letter Agreement between the Registrant and Jeffrey
          Ballowe, dated July 28, 1998, as amended by letter
          agreement dated December 2, 1998**.....................

 10.20   Letter Agreement between the Registrant and Philip
          Schlein, dated July 28, 1998, as amended by letter
          agreement dated December 2, 1998**.....................


                                                                    Sequentially
 Exhibit                                                              Numbered
 Number  Description                                                    Page
 ------- -----------                                                ------------
 10.21   Letter Agreement between the Registrant and Robert C.
          Harris, Jr., dated July 28, 1998, as amended by letter
          agreement dated December 2, 1998**.....................

 10.22   Equipment Financing Agreement between the Registrant and
          Pentech Financial Services, Inc, dated October 1,
          1998**.................................................

 10.23   Loan Agreement between the Registrant and Sand Hill
          Capital, LLC, dated as of November 3, 1998**...........

 10.24   Agreement of Lease between the Registrant and Eleven
          Penn Plaza, dated as of March 16, 1999*................

 10.25   Employment Agreement between the Registrant and Marc
          Sznajderman, effective December 8, 1999................

 10.26   Employment Agreement between the Registrant and Rajesh
          Aji, effective December 8, 1999........................

 21.1    Subsidiaries of the Registrant**........................

 27.1    Financial Data Schedule.................................

--------
 * Incorporated by reference from Xoom.com, Inc.'s Registration Statement on Form S-1 (No. 333-74441).
** Incorporated by reference from Xoom.com, Inc.'s Registration Statement on
   Form S-1 (No. 333-62395).