Form 10-Q/A
period 1999-03-31
XOOM INC
filed 1999-05-25
CIK 1066774

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                  FORM 10-Q/A

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

                                 XOOM.COM, INC.

                               TABLE OF CONTENTS

                                                                          Page
 Part I        FINANCIAL INFORMATION                                      ----
       Item 1. Condensed Consolidated Financial Statements (Unaudited)
               Condensed Consolidated Balance Sheets
               March 31, 1999 and December 31, 1998.....................   1
               Condensed Consolidated Statements of Operations
               Three months ended March 31, 1999 and 1998...............   2
               Condensed Consolidated Statement of Cash Flows
               Three months ended March 31, 1999 and 1998...............   3
               Notes to Condensed Consolidated Financial Statements.....   5
       Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations......................  10
       Item 3. Quantitative and Qualitative Disclosures about Market
               Risk.....................................................  22
 Part II       OTHER INFORMATION
       Item 1. Legal Proceedings........................................  34
       Item 2. Changes in Securities and Use of Proceeds................  34
       Item 6. Exhibits and Reports on Form 8-K.........................  35
               Signatures...............................................  36

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

   On September 17, 1998, Imageline filed a counterclaim, which Imageline amended in January 1999, seeking up to $60 million in damages. In March 1999, the parties completed the discovery process and filed separate motions for summary judgment. On April 5, 1999, the Court granted one of the Company's motions for partial summary judgment and stayed the case to allow Imageline to file all necessary copyright registration applications to cover the clip art images.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   THE DISCUSSION IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" CONTAINS TREND ANALYSES AND OTHER FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ALL STATEMENTS, TREND ANALYSES AND OTHER INFORMATION CONTAINED HEREIN RELATIVE TO MARKETS FOR XOOM.COM's SERVICES AND PRODUCTS AND TRENDS IN REVENUE, AS WELL AS OTHER STATEMENTS INCLUDING SUCH WORDS AS "ANTICIPATE," "BELIEVE," "PLAN," "ESTIMATE," "EXPECT," "GOAL," AND "INTEND" AND OTHER SIMILAR EXPRESSIONS CONSTITUTE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO BUSINESS AND ECONOMIC RISKS, AND XOOM.COM'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF THE PROPOSED MERGER WITH NBC MEDIA CORPORATION, WHICH IS EXPECTED TO CLOSE IN THE THIRD QUARTER OF 1999, AND OTHER FACTORS SET FORTH ELSEWHERE HEREIN, INCLUDING "CERTAIN RISK FACTORS WHICH MAY IMPACT FUTURE OPERATING RESULTS," PAGE 17, AS WELL AS FACTORS SET FORTH IN XOOM.COM'S ANNUAL REPORT ON FORM 10-K.

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

   From inception through March 31, 1999, we generated total net revenue of approximately $13.6 million. Since January 1998, the number of members has grown from 100,000 to 7.6 million as of May 14th 1999.

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

Interest income

   Interest income represents interest we earned on our cash and investments. We have recorded approximately $640,000 and $0 in interest income in the three months ended March 31, 1999 and 1998, respectively. This increase was primarily due to the increased cash balances available to invest resulting from the Company's initial public offering in December 1998.

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

    (b) REPORTS ON FORM 8-K

     None.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized,

                                          XOOM.com, Inc.
Date: May 25, 1999

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

 10.23   Loan Agreement between the Registrant and Sand Hill
          Capital, LLC, dated as of November 3, 1998**...........

 10.24   Agreement of Lease between the Registrant and Eleven
          Penn Plaza, dated as of March 16, 1999*................

 10.25   Employment Agreement between the Registrant and Marc
          Sznajderman, effective December 8, 1999+...............

 10.26   Employment Agreement between the Registrant and Rajesh
          Aji, effective December 8, 1999+.......................

 21.1    Subsidiaries of the Registrant**........................

 27.1    Financial Data Schedule.................................

--------
 * Incorporated by reference from Xoom.com, Inc.'s Registration Statement on Form S-1 (No. 333-74441).
** Incorporated by reference from Xoom.com, Inc.'s Registration Statement on
   Form S-1 (No. 333-62395).
 + Previously filed.