Form 10-Q
period 1999-06-30
XOOM INC
filed 1999-08-13
CIK 1066774

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

                              --------------------

(MARK ONE)

/X/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                       FOR THE PERIOD ENDED JUNE 30, 1999
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                             --------------------

                        Commission File Number 000-25139

                                 XOOM.COM, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                             --------------------

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

                             --------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes /X/  No / /


The number of shares outstanding of Registrant's Common Stock, $0.0001 par value, was 18,129,978 at June 30, 1999.

                                 XOOM.COM, INC.

                                TABLE OF CONTENTS

                                                                                          Page
                                                                                          ----
Part I         FINANCIAL INFORMATION

      Item 1.  Condensed Consolidated Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets
               June 30, 1999 and December 31, 1998.......................................    1

               Condensed Consolidated Statements of Operations
               Three and six months ended June 30, 1999 and 1998.........................    2

               Condensed Consolidated Statements of Cash Flows
               Six months ended June 30, 1999 and 1998...................................    3

               Notes to Condensed Consolidated Financial Statements......................    5

      Item 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations.....................................................   12

      Item 3.  Quantitative and Qualitative Disclosures about Market Risk................   25

Part II        OTHER INFORMATION

      Item 1.  Legal Proceedings.........................................................   39

      Item 2.  Changes in Securities and Use of Proceeds.................................   39

      Item 3.  Quantitative and Qualitative Disclosures about Market Risk................   40

      Item 4.  Submission of Matters to a Vote of Security Holders.......................   40

      Item 6.  Exhibits and Reports on Form 8-K..........................................   41

               Signatures................................................................   42


                                 XOOM.COM, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                       June 30,       December 31,
                                                                         1999            1998
                                                                       --------       ------------
                                                                     (UNAUDITED)
                                      ASSETS
Current assets:
   Cash, cash equivalents and marketable securities.............       $165,413        $ 56,575
   Accounts receivable, net.....................................          3,025           1,368
   Inventories..................................................            793             322
   Other current assets.........................................          2,450             308
                                                                       --------        --------
        Total current assets....................................        171,681          58,573
Fixed assets, net...............................................          4,499           2,071
Investments.....................................................         53,615              --
Intangible assets, net..........................................         61,353           5,517
Other assets....................................................          1,316             713
                                                                       --------        --------
        Total assets............................................       $292,464        $ 66,874
                                                                       --------        --------
                                                                       --------        --------

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.............................................        $ 3,516         $ 1,229
   Accrued compensation and related expenses....................          1,101             497
   Other accrued liabilities....................................          2,217           1,568
   Notes payable................................................          1,103           1,276
   Deferred revenue.............................................          2,676             443
   Contingency accrual..........................................          1,000           1,000
                                                                       --------        --------
        Total current liabilities...............................         11,613           6,013
Deferred revenue, less current portion..........................          2,500              --
Other long-term liabilities.....................................            429             528

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $0.0001 par value:
     Authorized shares--5,000,000
     Issued and outstanding shares--none in 1999 and 1998.......             --              --
   Common stock, $0.0001 par value:
     Authorized shares--40,000,000
     Issued and outstanding shares--18,129,978 and 13,699,555
        in 1999 and 1998, respectively..........................        304,253          75,606
   Notes receivable from stockholders...........................           (995)            --
   Deferred compensation........................................           (499)           (904)
   Accumulated deficit..........................................        (24,837)        (14,369)
                                                                       --------        --------
        Total stockholders' equity..............................        277,922          60,333
                                                                       --------        --------
          Total liabilities and stockholders' equity............       $292,464        $ 66,874
                                                                       --------        --------
                                                                       --------        --------


                             See accompanying notes.

                                 XOOM.COM, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                     Three Months Ended         Six Months Ended
                                                                          June 30,                  June 30,
                                                                          --------                  --------
                                                                      1999         1998        1999          1998
                                                                      ----         ----        ----          ----
Net revenue:
   E-commerce..................................................      $ 3,297     $ 1,157    $  5,933        $ 1,834
   Advertising.................................................        3,210         272       4,975            355
   Licensing...................................................           18         287          39            376
                                                                     -------     -------    --------        -------
        Total net revenue......................................        6,525       1,716      10,947          2,565

Cost of e-commerce.............................................        2,607         621       4,649            899
Cost of advertising............................................           75          --          75             --
Cost of licensing..............................................           --          19          --             27
                                                                     -------     -------    --------        -------
     Cost of net revenue.......................................        2,682         640       4,724            926
                                                                     -------     -------    --------        -------
Gross profit...................................................        3,843       1,076       6,223          1,639

Operating expenses:
   Operating and development...................................        1,551         773       2,700          1,349
   Sales and marketing.........................................        5,104         455       7,538            717
   General and administrative..................................        2,043         785       3,666          1,099
   Amortization of deferred compensation.......................          175         728         405            807
   Purchased in-process research and development...............        2,603         330       2,603            660
   Amortization of intangible assets...........................        1,442         346       2,304            346
                                                                     -------     -------    --------        -------
        Total operating expenses...............................       12,918       3,417      19,216          4,978
                                                                     -------     -------    --------        -------
Loss from operations...........................................       (9,075)     (2,341)    (12,993)        (3,339)

   Other income, net...........................................        2,333           2       2,943          --
                                                                     -------     -------    --------        -------
Net loss.......................................................       (6,742)     (2,339)   $(10,050)       $(3,339)
                                                                     -------     -------    --------        -------
                                                                     -------     -------    --------        -------
Net loss per share--basic and diluted...........................     $ (0.40)    $ (0.33)   $  (0.66)       $ (0.52)
                                                                     -------     -------    --------        -------
                                                                     -------     -------    --------        -------
Number of shares used in per share calculation--basic and
   diluted.....................................................       16,777       6,983      15,288          6,402
                                                                     -------     -------    --------        -------
                                                                     -------     -------    --------        -------


                             See accompanying notes.

                                  XOOM.COM, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                 Six Months Ended
                                                                                                      June 30,
                                                                                                 1999         1998
                                                                                                 ----         ----
Cash used in operating activities:
   Net loss................................................................................    $ (10,050)   $(3,339)
   Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
     Purchased in-process research and development.........................................        2,603        660
     Depreciation and amortization.........................................................          708        225
     Amortization of intangible assets.....................................................        2,304        346
     Amortization of deferred compensation.................................................          405        807
     Issuance of common stock in exchange for Classic Media Holdings
        license rights.....................................................................         --          100
     Issuance of stock options to consultants..............................................         --          103
     Issuance of common stock to directors and consultants.................................          458         10
     Changes in operating assets and liabilities:
        Accounts receivable................................................................       (1,510)      (537)
        Inventories........................................................................         (471)       (65)
        Other current assets...............................................................       (2,136)        (8)
        Intangible assets..................................................................         --        1,567
        Other assets.......................................................................         (653)      (207)
        Accounts payable...................................................................        2,287        370
        Accrued compensation and related expenses..........................................          604         91
        Other accrued liabilities..........................................................           35        174
        Deferred revenue...................................................................         (342)        16
                                                                                               ---------    -------
Net cash (used in) provided by operating activities........................................       (5,758)       313

Cash used in investing activities:
        Purchases of fixed assets..........................................................       (2,907)      (360)
        Purchase of investments............................................................     (162,528)      --
        Maturities of investments..........................................................        7,500       --
        Cash paid in connection with the purchase of certain assets from Revolutionary
            Software, Inc. ................................................................         --         (273)
        Business combinations, net of cash acquired........................................         (975)      (230)
                                                                                                --------    -------
Net cash used in investing activities......................................................     (158,910)      (863)

Cash provided by financing activities:
        Proceeds from issuance of common stock in secondary public offering................      166,597       --
        Proceeds from issuance of common stock.............................................         --        4,374
        Proceeds from exercise of stock options............................................        1,182       --
        Proceeds from issuance of notes payable to stockholders............................         --          335
        Principal payments on capital lease obligations....................................          (16)      --
        Repayment of notes payable.........................................................         (252)      (111)
                                                                                                --------    -------
Net cash provided by financing activities..................................................      167,511      4,598
                                                                                                --------    -------
Net increase in cash and cash equivalents..................................................        2,843      4,048
Cash and cash equivalents at beginning of period...........................................       54,575          6
                                                                                                --------    -------
Cash and cash equivalents at end of period.................................................     $ 57,418    $ 4,054
                                                                                                --------    -------
                                                                                                --------    -------


                                 XOOM.COM, INC.

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                  Six Months Ended
                                                                                                      June 30,
                                                                                                      --------
                                                                                                   1999       1998
                                                                                                   ----       ----
SUPPLEMENTAL DISCLOSURES:
Non-cash transactions:
    Issuance of common stock in connection with business and technology acquisitions.........   $ 60,410    $ 4,218
                                                                                                --------    -------
                                                                                                --------    -------
    Issuance of notes payable in conjunction with business and technology acquisitions.......   $    --     $ 1,906
                                                                                                --------    -------
                                                                                                --------    -------
    Investment in a company in connection with a media contract..............................   $  5,000    $   --
                                                                                                --------    -------
                                                                                                --------    -------
    Issuance of common stock in exchange for stock subscriptions receivable...................  $    --     $   261
                                                                                                --------    -------
                                                                                                --------    -------
    Issuance of common stock in exchange for cancellation of notes payable to
     stockholder.............................................................................   $    --     $   150
                                                                                                --------    -------
                                                                                                --------    -------
    Common stock issued to satisfy Paralogic Corporation legal obligation....................   $    --     $   165
                                                                                                --------    -------
                                                                                                --------    -------
    Deferred compensation resulting from grant of stock options..............................   $    --     $   972
                                                                                                --------    -------
                                                                                                --------    -------
Cash paid for interest.......................................................................   $     32    $   --
                                                                                                --------    -------
                                                                                                --------    -------


                             See accompanying notes.

                                 XOOM.COM, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The condensed consolidated financial statements at June 30, 1999 and 1998 and for the three and six-month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements at June 30, 1999 should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1999.

2.   BUSINESS COMBINATIONS AND TECHNOLOGY ACQUISITIONS

         During the six months ended June 30, 1999, the Company made business acquisitions described in the paragraphs that follow, each of which has been accounted for as a purchase. The condensed consolidated financial statements include the operating results of each business from the date of acquisition.

         PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT. The amounts allocated to purchased research and development were determined through established valuation techniques in the high-technology Internet industry and were expensed upon acquisition, because technological feasibility had not been established and no future alternative uses existed. The values assigned to purchased in-process technology were determined by identifying the on-going research projects for which technological feasibility had not been achieved and assessing the state of completion of the research and development effort. The state of completion was determined by estimating the costs and time incurred to date relative to those costs and time to be incurred to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows only from the percentage of research and development efforts complete at the date of acquisition, and discounting the net cash flows back to their present value. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the purchased in-process technology projects.

         PURCHASED TECHNOLOGY. To determine the values of purchased technology, the expected future cash flows of the existing developed technologies were discounted taking into account the characteristics and applications of the product, the size of existing markets, growth rates of existing and future markets as well as an evaluation of past and anticipated product lifecycles.

         ACQUIRED WORKFORCE. To determine the values of the acquired workforce, employees were identified who would require significant cost to replace and train. Then each employee's fully-burdened cost (salary, benefits, overhead), the cost to train the employee, and the recruiting costs (locating, interviewing, hiring) were estimated. These costs were then summed up and tax effected to estimate the value of the assembled workforce.

         Amounts allocated to purchased technology, goodwill and other intangible assets are being amortized on a straight-line basis over periods of three to four years.

FOCUSED PRESENCE, INC.

     On April 1, 1999, the Company acquired 100% of the outstanding shares Focused Presence, Inc., a company that operates a global directory of small businesses. The purchase consideration consisted of 21,894 shares of the

Company's common stock with an estimated fair value of $77.23 per share, and acquisition costs of approximately $4,000. The Company accounted for this acquisition as a purchase.

         The purchase consideration was allocated to the acquired assets and assumed liabilities based on fair values as follows (in thousands):

                Cash............................................    $     1
                Other current assets............................         61
                Fixed assets, net...............................          3
                Goodwill........................................      1,760
                Liabilities assumed.............................       (130)
                                                                    -------
                Total purchase consideration....................    $ 1,695
                                                                    -------
                                                                    -------

MIGHTYMAIL NETWORKS, INC.

     On May 3, 1999, the Company acquired 100% of the outstanding shares of MightyMail Networks, Inc., a developer of an enhanced e-mail product that enables customization of e-mail according to user preferences. The purchase consideration consisted of 268,761 shares of the Company's common stock with an estimated fair value of $72.10 per share, the assumption of 9,061 and 12,121 employee stock options at a price per share of $70.47 and $55.91, respectively, and acquisition costs of approximately $300,000. In addition, 67,186 shares of the Company's common stock were placed into an escrow account. Of the shares held in escrow, 25% will be released in November 1999 and in May 2000, if certain performance objectives are met, and 50% will be released in May 2000, upon the expiration of certain indemnification obligations.


     The purchase consideration was allocated to the acquired assets and assumed liabilities based on fair values as follows (in thousands):

     Accounts receivable...............................................      $ 19
     Net fixed assets..................................................       132
     Other long-term assets............................................        50
     Notes receivable from shareholders................................       995
     Purchased in-process research and development charged to
        operations in the quarter ended June 30, 1999..................     1,082
     Purchased technology..............................................     3,321
     Acquired workforce................................................       176
     Goodwill  ........................................................    17,735
     Liabilities assumed...............................................      (396)
                                                                         --------
     Total purchase consideration......................................  $ 23,114
                                                                         --------
                                                                         --------

NET FLOPPY, INC.

         On May 5, 1999, the Company acquired 100% of the outstanding shares of Net Floppy, Inc., a provider of online file storage for web users. The purchase consideration consisted of 7,528 shares of the Company's common stock with an estimated fair value of $72.10 per share, approximately $560,000 in cash, and approximately $57,000 of acquisition costs. In addition, 7,526 shares of the Company's common stock were placed into an escrow account. Of the shares held in escrow, 50% will be released if certain performance objectives are met in November 1999 and 50% will be released in May 2000, upon the expiration of certain indemnification obligations.

         The purchase consideration was allocated to the acquired assets and assumed liabilities based on fair values as follows (in thousands):

         Accounts receivable and other current assets..................  $      2
         Goodwill  ....................................................     1,443
         Liabilities assumed...........................................        (5)
                                                                         --------
         Total purchase consideration..................................  $  1,440
                                                                         --------
                                                                         --------

PARALOGIC SOFTWARE CORPORATION

         On June 16, 1999, the Company acquired 100% of the outstanding shares of Paralogic Software Corporation, a provider of Java based community products and services, such as customizable chat rooms, discussion boards, guestbooks and event calendars. The purchase consideration consisted of 654,018 shares of common stock at $47.13 per share, the assumption of 82,733 and 12,001 employee stock options at a price per share of $46.67 and $33.05, respectively, and acquisition costs of approximately $315,000.

         The purchase consideration was allocated to the acquired assets and assumed liabilities based on fair values as follows (in thousands):

         Cash.........................................................   $    134
         Accounts receivable and other current assets.................         21
         Net fixed assets.............................................         43
         Purchased in-process research and development charged to
            operations in the quarter ended June 30, 1999.............      1,521
         Purchased technology.........................................      4,986
         Acquired workforce...........................................         81
         Goodwill  ...................................................     28,639
         Liabilities assumed..........................................        (29)
                                                                         --------
         Total purchase consideration.................................   $ 35,396
                                                                         --------
                                                                         --------

         SUMMARY OF PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT, PURCHASED TECHNOLOGY AND ACQUIRED WORKFORCE. The intangible assets, as of June 30, 1999, including all acquisitions, are summarized as follows (in thousands):

         Acquired workforce...........................................   $    257
         Purchased technology.........................................     10,662
         Goodwill  ...................................................     54,580
                                                                         --------
             Intangible assets........................................     65,499
         Accumulated amortization.....................................     (4,146)
                                                                         --------
             Intangible assets, net...................................   $ 61,353
                                                                         --------
                                                                         --------

         The total purchased in-process research and development that had no alternative future use, and as such was charged to operations in the three months ended June 30, 1999 is summarized below (in thousands):

         MightyMail Networks, Inc.....................................   $  1,082
         Paralogic Software Corporation...............................      1,521
                                                                         --------
         Total purchased in-process research and development..........   $  2,603
                                                                         --------
                                                                         --------

         The following unaudited pro forma summary represents the consolidated results of operations as if all the acquisitions to date had occurred at the beginning of the periods presented and are not intended to be indicative of future results.

                                                                            Period Ended June 30,
         (IN THOUSANDS)                                                     1999             1998
                                                                            ----             ----
                                                                                     (unaudited)
         Pro forma net revenue........................................   $  11,362         $  3,659
         Pro forma loss from operations...............................     (18,948)         (10,397)
         Pro forma net loss...........................................     (16,002)         (10,422)
         Pro forma net loss per share-basic and diluted...............       (1.05)           (1.40)
         Number of shares used in pro forma per share
            calculation - basic and diluted...........................      15,288            7,429

         The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been in effect for the entire period presented and are not intended to be a projection of future results. In-process research and development charges of $2,603,000 and $330,000 were excluded from the pro forma net loss and pro forma net loss per share figures for the periods ended June 30, 1999 and 1998, respectively.

NBC INTERNET, INC.

         On May 9, 1999, the Company, certain subsidiaries of the Company, SNAP! LLC, National Broadcasting Company, Inc., and certain of its affiliates and CNET, Inc. entered into a series of definitive agreements relating to the formation of a new company to be named NBC Internet, Inc. On each of June 11, 1999, and July 8, 1999, an amendment to one of each definitive agreements was signed. The terms of the original agreement and each amendment are filed with the Securities and Exchange Commission.

3.   CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES

         The Company has classified all marketable securities as available-for-sale. Available-for-sale securities are carried at amounts that approximate fair market value based on quoted market prices. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. Interest on securities classified as available-for-sale is also included in interest income.

         The following is a summary of available-for-sale securities (in thousands):

                                                                           June 30,      December 31,
                                                                            1999             1998
                                                                            ----             ----
         Demand and money market instrument accounts..................   $   57,418        $  8,731
         Corporate bonds and notes....................................       84,495          36,444
         Market auction preferred stock...............................       23,500          11,400
                                                                         ----------        --------
            Total available-for-sale securities.......................      165,413          56,575
         Less amounts included in cash and cash equivalents...........      (57,418)        (54,575)
                                                                         ----------        --------
            Marketable securities.....................................   $  107,995        $  2,000
                                                                         ----------        --------
                                                                         ----------        --------

         The cost of securities sold is based on the specific identification method. All available-for-sale securities at June 30, 1999 have maturity dates in 1999 and 2000.

4.    NOTES RECEIVABLE FROM STOCKHOLDERS

         On June 16, 1999, in connection with its acquisition of MightyMail Networks, Inc., the Company assumed stock subscriptions receivable from related parties in exchange for shares of common stock. As of June 30, 1999, outstanding subscriptions receivable amounted to approximately $995,000. All amounts mature by April 2002 and bear interest at a rate of 5.28% per annum.

5.    STOCKHOLDERS' EQUITY

SECONDARY PUBLIC OFFERING

         On April 9, 1999, the Company completed a secondary public offering of its common stock and issued 4,600,000 shares (including 600,000 shares issued in connection with the exercise of the underwriter over-allotment option) at a price of $66.00 per share. Of the 4,600,000 shares of common stock sold in the offering, 2,659,800 were sold by the Company and 1,940,200 shares were sold by existing stockholders. The Company received net proceeds from the offering of approximately $167 million.

1998 EMPLOYEE STOCK PURCHASE PLAN

         The Company's 1998 Employee Stock Purchase Plan was terminated by the Board of Directors in May 1999.

6.   NET LOSS PER SHARE

         Basic and diluted net loss per share is calculated using the weighted average number of common shares outstanding. Diluted net loss per share is computed using the weighted average number of common shares outstanding and dilutive common stock equivalents outstanding during the period. Common equivalent shares from stock options (using the treasury stock method) are excluded from the computation of net loss per share as their effect is anti-dilutive.

7.  COMPREHENSIVE INCOME (LOSS)

         As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") which establishes new rules for the reporting and display of comprehensive income (loss) and its components. The adoption of this Statement had no impact on the Company's net loss or stockholders' equity. SFAS 130 requires unrealized gains and losses on the Company's available-for-sale securities to be included in other comprehensive loss.

The components of the Company's comprehensive loss are as follows (in thousands):

                                         Three Months Ended            Six Months Ended
                                              June 30,                     June 30,
                                              --------                     --------
                                         1999          1998          1999            1998
                                         ----          ----          ----            ----
Net loss                               $ (6,742)     $ (2,339)     $ (10,050)        $ (3,339)
Unrealized loss on investments             (418)           --           (418)              --
                                       --------      --------      ---------         --------
Comprehensive loss                       (7,160)       (2,339)     $ (10,468)        $ (3,339)
                                       --------      --------      ---------         --------
                                       --------      --------      ---------         --------


8.   LEGAL PROCEEDINGS

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

         On August 27, 1998, the Company filed a lawsuit in the United States District Court for the Eastern District of Virginia against Imageline, certain parties affiliated with Imageline, and Sprint regarding the Company's and its licensees' alleged infringement of Imageline's copyright in certain clip art that the Company licensed from Sprint. The lawsuit seeks, among other relief, disclosure of information from Imageline concerning the alleged copyright infringement, a declaratory judgment concerning the validity and enforceability of Imageline's copyrights and copyright registrations, a declaratory judgment regarding damages, if any, owed by the Company to Imageline, and indemnification from Sprint for damages, if any, owed by the Company to Imageline. There is no contractual limitation on Sprint's indemnification. While the Company is seeking indemnification from Sprint for damages, if any, there can be no assurance that Sprint will be able to fulfill the indemnity obligations under its license agreements with the Company. In addition, the Company may be subject to claims by third parties seeking indemnification from the Company in connection with the alleged infringement of the Imageline copyrights.

         On September 17, 1998, Imageline filed a counterclaim, which Imageline amended in January 1999, seeking up to $60.0 million in damages. In March 1999, the parties completed the discovery process and filed separate motions for summary judgment. On April 5, 1999, the Court granted one of the Company's motions for partial summary judgment and stayed the case to allow Imageline to file all necessary copyright registration applications to cover the clip art images.

         Based on the discussions with Imageline, the Company believes the range of liability related to this matter is from $0 up to $10,000,000; however, the Company believes it is unlikely that the liability would exceed $1,000,000. Accordingly, the Company reserved $1,000,000 for this potential liability, the expense of which was included in non-recurring charges for the year ended December 31, 1997. The Company believes that the $1,000,000 accrual represents a reasonable estimate of the loss that could be incurred in the Imageline dispute. Based on information available to date management does not believe that the outcome of this matter will have a material effect on the Company's financial position, results of operations and cash flows over and above the $1,000,000 accrued in the 1997 financial statements. If not successful in defending this claim, the resulting outcome could have a material adverse impact on the Company's business, results of operations, cash flows and financial condition.

         Zoom Telephonics, Inc. filed a lawsuit against the Company in September 1998 alleging trademark infringement and related statutory violations. The Company was not served with Zoom Telephonics' complaint until January 1999. Zoom Telephonics has demanded that the Company stop using the XOOM trademark and has asked for an unspecified amount of money damages. The Company responded to the complaint in February 1999. In April 1999, Zoom Telephonics filed a motion for a preliminary injunction to stop the Company from using any mark containing "Xoom." In June 1999, the Company filed an opposition to Zoom Telephonics' motion for preliminary injunction and filed a motion to suspend all proceedings in this matter until September 30, 1999. Although the Company believes that Zoom's claims are without merit, such litigation could have a material adverse effect on the Company's business, results of operations and financial condition, particularly if such litigation forces the Company to make substantial changes to its name and trademark usage. However, based on information available to date, the Company does not believe that the ultimate outcome of this matter will have a material adverse effect on its results of operations, cash flows, or financial position.

9.   RECENT ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information," which establishes standards for the way public business enterprises report information in annual statements and interim financial reports regarding operating segments, products and services, geographic areas and major customers. This statement is effective for financial statements for periods beginning after December 15, 1997. The adoption of this statement did not have a significant impact on the way the Company reports information in its annual statements and interim financial reports.

10.  SUBSEQUENT EVENTS

         On July 12, 1999, a subsidiary of the Company filed a Form S-4 with the Securities and Exchange Commission under such subsidiary's new corporate name, NBC Internet, Inc.

         On July 29, 1999, the Company issued 960,028 shares to National Broadcasting Company, Inc. for $57.29 per share in connection with a Stock Purchase Agreement dated June 11, 1999. The Company received proceeds of $55.0 million. The Stock Purchase Agreement is filed on Form 8-K with the Securities and Exchange Commission.

         On August 3, 1999, the Company acquired 100% of the outstanding shares of Liquid Market, Inc., the developer of a next-generation on-line comparison shopping guide and purchasing service. The purchase consideration consisted of 930,426 shares of the Company's common stock with an estimated fair value of $40.70 per share. In addition, 212,202 shares of the Company's common stock will be placed into an escrow account. Of the shares held in escrow, 50% will be released on various milestone dates prior to June 2000, upon the completion of certain performance objectives, and 50% will be released in August 2000, upon the expiration of certain indemnification obligations. The Company will account for this acquisition as a purchase.

         On August 3, 1999, the Company acquired all of the outstanding shares of Private One, Inc., a designer and developer of a secure e-mail software service. The purchase consideration consisted of 60,000 shares of the Company's common stock. In addition, 12,000 shares of the Company's common stock will be placed into an escrow account. Of the shares held in escrow, 25% will be released in February 2000, and 25% in August 2000, or upon the completion of certain milestones, whichever is earlier. The remaining 50% of the shares held in escrow will be released in August 2000, upon the expiration of certain indemnification obligations. The Company will account for this acquisition as a purchase.

         In August 1999, the Company entered into a 10-year non-cancelable leasing agreement for approximately 187,000 square feet of office space located in San Francisco, California. Minimum lease commitments for the years ended December 31, 1999, 2000, 2001, 2002, 2003, and thereafter are approximately $339,000, $4,707,000, $5,655,000 $5,655,000, $5,655,000, and
$34,539,000, respectively. In August 1999, in connection with the lease agreement, the Company entered into an irrevocable letter of credit with a commercial bank in the amount of $4,500,000 as a security deposit payable to the landlord.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE DISCUSSION IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" CONTAINS TREND ANALYSES AND OTHER FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ALL STATEMENTS, TREND ANALYSES AND OTHER INFORMATION CONTAINED HEREIN RELATIVE TO MARKETS FOR XOOM.COM's SERVICES AND PRODUCTS AND TRENDS IN REVENUE, AS WELL AS OTHER STATEMENTS INCLUDING SUCH WORDS AS "ANTICIPATE," "BELIEVE," "PLAN," "ESTIMATE," "EXPECT," "GOAL," AND "INTEND" AND OTHER SIMILAR EXPRESSIONS CONSTITUTE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO BUSINESS AND ECONOMIC RISKS, AND XOOM.COM'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF THE PROPOSED MERGER WITH NBC MEDIA CORPORATION, WHICH IS EXPECTED TO CLOSE IN THE FOURTH QUARTER OF 1999, AND OTHER FACTORS SET FORTH ELSEWHERE HEREIN, INCLUDING "CERTAIN RISK FACTORS WHICH MAY IMPACT FUTURE OPERATING RESULTS," PAGE 28, AS WELL AS FACTORS SET FORTH IN XOOM.COM'S ANNUAL REPORT ON FORM 10-K.

GENERAL

         Xoom.com is one of the fastest growing direct e-commerce companies on the Internet. We attract members to our community site with a variety of free services, including homepages, e-mail, chat rooms, electronic newsletters, clip art and software libraries, page counters and online greeting cards. Our members can also join topical communities where they can exchange ideas and information. Members may also enter specialized forums such as Investor Place, Women's Circle or Health & Fitness, where they can gain access to professional content and special product and service offers available only on our Web site. Upon registration, members agree to receive periodic offers of products and services via e-mail. These competitively priced and continuously updated offers include computer software, computer accessories and peripherals, consumer electronics, clip art on CD-ROM and collectible items. In addition, we offer services such as a travel club, long distance telephone services and a DVD club. Our new offerings will include services such as home and auto insurance, wireless telecommunications services and membership clubs, and products such as magazine subscriptions, appliances, games, photography supplies and gardening tools, among others. We believe that our rapidly growing base of self-qualified members provides us with highly attractive e-commerce opportunities. In addition, we believe that our high levels of traffic and the number of unique users that visit our site or affiliated sites on which we offer services on a monthly basis present an attractive platform for advertising.

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

         From inception through June 30, 1999, we generated total net revenue of approximately $20.1 million. Since January 1998, the number of members has grown from 100,000 to 9.2 million as of July 31, 1999.

         We have not achieved profitability on a quarterly or annual basis to date, and anticipate that we will incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount and rates of growth in our net revenue from e-commerce and advertising. We expect our operating expenses to increase significantly, especially in the areas of sales and marketing and brand promotion. As a result, we will need to increase our quarterly net revenue to achieve profitability. We believe that period-to-period comparisons of our operating results are not meaningful and that you should not rely upon the results for any period as an indication of future performance. Our business, results of operations and financial condition will be materially and adversely affected if:

         -    net revenue does not grow at anticipated rates;

         - increases in operating expenses are not offset by commensurate increases in net revenue; or

         - we are unable to adjust operating expense levels in light of net revenue.

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

         Since January 1, 1999, we have entered into various business and technology acquisitions, license arrangements and strategic alliances in order to build our communities, provide community-specific content, generate additional traffic, increase the number of members and establish additional sources of net revenue. In April 1999, we acquired Focused Presence, Inc., a company that operates a global directory of small businesses, for approximately $1.7 million. In May 1999 we acquired Net Floppy, Inc, a provider of online file storage for Web users for approximately $1.4 million, and we acquired MightyMail Networks, Inc., a developer of an enhanced e-mail product that enables customization of e-mail according to user preferences for approximately $23.1 million. In June 1999, we acquired Paralogic Software Corporation, which provides Web site authoring and community building tools, such as Java based community products and services, including customizable chat rooms, discussion boards, guestbooks and event calendars, for approximately $35.4 million.

         Because most Internet business acquisitions involve the purchase of significant amounts of intangible assets, acquisitions of such businesses also result in the recording of goodwill, purchased technology, and acquired workforce, and significant charges for purchased in-process research and development. During the three months ended June 30, 1999, we expensed $2.6 million for purchased in-process research and development and $1.4 million for the amortization of goodwill, purchased technology, and acquired workforce. During the same period ended June 30, 1998, we expensed $330,000 for purchased in-process research and development and $346,000 for the amortization of goodwill and purchased technology. During the six months ended June 30, 1999, we expensed $2.6 million for purchased in-process research and development and $2.3 million for the amortization of goodwill, purchased technology, and acquired workforce. During the same period ended June 30, 1998, we expensed $660,000 for purchased in-process research and development and $346,000 for the amortization of goodwill and purchased technology.

         We intend to continue making acquisitions to increase online reach and membership and to seek additional strategic alliances with content and distribution partners, including alliances that create co-branded sites through which we market our services. Acquisitions carry numerous risks and uncertainties, including:

         - difficulties in integrating operations, personnel, technologies, products and the information systems of the acquired companies;

         -    diversion of management's attention from other business concerns;

         - risks of entering geographic and business markets in which we have little or no prior experience; and

         -    potential loss of key employees of acquired entities.

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

         International sales comprised approximately 13% of total net revenue for the three months ended June 30, 1999 and they represented 32% of total net revenue for the same period ended June 30, 1998. This consisted of $818,000 in net revenue for the three months ended June 30, 1999 and $554,000 in net revenue for the same period ended June 30, 1998. International sales comprised approximately 16% of total net revenue for the six months ended June 30, 1999 and 31% of total net revenue for the same period ended June 30, 1998. This consisted of $1.7 million in net revenue during the six months ended June 30, 1999 and $802,000 in net revenue during the same period ended June 30, 1998. The decreases in the percentage of international revenue in both periods are due to the overall increase in domestic revenue. See "Certain Risk Factors Which Might Impact Future Operating Results--Our international operations are subject to risks that could have a material adverse effect on our results of operations."

         We will need to increase our inventory levels in the future to support a wider base of e-commerce products and to take advantage of volume purchase discounts. We contract with a third party warehousing and order fulfillment company to stock inventory and ship products directly to customers. We take title to this inventory, have responsibility for this inventory, and record inventory on our balance sheet until the final shipment to customers or other disposition of the inventory. There are inherent risks and costs in stocking inventory and coordinating with a third party warehousing and order fulfillment company. These risks include, but are not limited to, product obsolescence, excess inventory, and inventory shortages resulting in unfulfilled orders, which could materially adversely affect operating results in the future. See "Certain Risk Factors Which Might Impact Future Operating Results--Any failure of our network infrastructure could have a material adverse effect on our results of operations" and "--We depend on our vendors and suppliers."

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

RESULTS OF OPERATIONS

         The following table presents certain consolidated statement of operations data for the periods indicated as a percentage of total net revenue.

                                                                   Three Months Ended      Six Months Ended
                                                                        June 30,               June 30,
                                                                        --------               --------
                                                                    1999        1998       1999       1998
                                                                    ----        ----       ----       ----
Net revenue:
     E-commerce...............................................      50.5%       67.4%      54.2%      71.5%
     Advertising..............................................      49.2        15.9       45.4       13.8
     Licensing................................................       0.3        16.7        0.4       14.7
                                                                  ------      ------     ------     ------
          Total net revenue...................................     100.0       100.0      100.0      100.0
Cost of net revenue(1):
     Cost of e-commerce.......................................      40.0        36.2       42.5       35.0
     Cost of advertising revenue..............................       1.1        --          0.7       --
     Cost of licensing........................................      --           1.1       --          1.1
                                                                  ------      ------     ------     ------
   Cost of net revenue........................................      41.1        37.3       43.2       36.1
                                                                  ------      ------     ------     ------
Gross profit..................................................      58.9        62.7       56.8       63.9
Operating expenses:
     Operating and development................................      23.8        45.0       24.7       52.6
     Sales and marketing......................................      78.2        26.5       68.8       28.0
     General and administrative...............................      31.3        45.8       33.5       42.8
     Purchased in-process research and development............       2.7        42.4        3.7       31.5
     Amortization of deferred compensation....................      39.9        19.2       23.8       25.7
     Amortization of intangible assets........................      22.1        20.2       21.0       13.5
                                                                  ------      ------     ------     ------
          Total operating expenses............................     198.0       199.1      175.5      194.1
                                                                  ------      ------     ------     ------
Loss from operations..........................................    (139.1)     (136.4)    (118.7)    (130.2)
Interest income...............................................      36.3         0.1       27.5       --
Interest expense..............................................      (0.5)       --         (0.6)      --
                                                                  ------      ------     ------     ------
Net loss......................................................    (103.3)%    (136.3)%    (91.8)%   (130.2)%
                                                                  ------      ------     ------     ------
                                                                  ------      ------     ------     ------

  (1) There were no material costs of advertising revenue during 1998.

NET REVENUE

         Total net revenue for the three months ended June 30, 1999 was $6.5 million, an increase of approximately $4.8 million over revenues of $1.7 million for the three months ended June 30, 1998. Total net revenue for the six months ended June 30, 1999 was $10.9 million, an increase of approximately $8.3 million over revenues of $2.6 for the six months ended June 30, 1998. The increases in both the three-month and six-month periods were primarily due to the following three factors: (A) the expansion of our membership base; (B) an increase in the frequency of e-mail offerings and broader product offerings (which resulted in an increase in product sales through e-commerce); and (C) an increase in Web-based advertising (our higher Web site traffic increased our attractiveness to advertisers).

E-COMMERCE REVENUE

         E-commerce revenue increased to $3.3 million in the three months ended June 30, 1999 from $1.2 million in the three months ended June 30, 1998. E-commerce revenue increased to $5.9 million in the six months ended June 30, 1999 from $1.8 million in the six months ended June 30, 1998. The increases in net revenue in both periods are primarily due to the expansion of our membership base, which resulted in an increase in product sales, as well as expansion of the breadth of products offered. The percentage of our total net revenue attributable to e-commerce revenue decreased to 50.5% in the three months ended June 30, 1999 from 67.4% in the three months ended June 30, 1998. The percentage of our total net revenue attributable to e-commerce revenue decreased to 54.2% in the six months ended June 30, 1999 from 71.5% in the six months ended June 30, 1998. The decreases in both periods were due to the fact that advertising revenue grew at a more rapid rate than e-commerce revenue during the three and six months ended June 30, 1999 as compared to the three and six months ended June 30, 1998. We expect e-commerce revenue to continue to account for a large percentage of net revenue as we expand our product offerings and increase our direct e-commerce response rates through better member demographic information and targeting of product offers.

         We believe that offering our customers attractive prices is an essential component of our business strategy. We may in the future increase the discounts we offer our customers and may otherwise alter our pricing structures and policies. We anticipate that any increase in discounts or price reductions will reduce gross margins below those we experienced for the three and six months ended June 30, 1999 and 1998.

         ADVERTISING REVENUE

         Advertising revenue increased to $3.2 million in the three months ended June 30, 1999 from $272,000 in the three months ended June 30, 1998. Advertising revenue increased to $5.0 million in the six months ended June 30, 1999 from $355,000 in the six months ended June 30, 1998. The percentage of our total net revenue attributable to advertising revenue increased to 49.2% in the three months ended June 30, 1999 from 15.9% in the three months ended June 30, 1998. The percentage of our total net revenue attributable to advertising revenue increased to 45.4% in the six months ended June 30, 1999 from 13.8% in the six months ended June 30, 1998. The increases in advertising revenue in each period in both absolute dollars and in percentage of net revenue are primarily a result of the increase in our membership, increased site traffic, and expansion of our advertising sales force. As our membership base continues to grow and the demand for advertising on our Web-site remains strong, we can expect that our advertising revenues will continue to represent a large percentage of our overall net revenue.

         LICENSING REVENUE

         Licensing revenue decreased to $18,000 in the three months ended June 30, 1999 from $287,000 in the three months ended June 30, 1998. Licensing revenue decreased to $39,000 in the six months ended June 30, 1999 from $376,000 in the three months ended June 30, 1998. As we expand our e-commerce and advertising revenue, we can expect that licensing revenue will continue to represent a small percentage of net revenue.

COST OF NET REVENUE

         Gross margins decreased to 58.9% in the three months ended June 30, 1999 from 62.7% in the three months ended June 30, 1998. Gross margins decreased to 56.8% in the six months ended June 30, 1999 from 63.9% in the six months ended June 30, 1998. Both decreases were a result of a change in the overall product mix. In the three and six months ended June 30, 1999, we began selling a broader range of products than in the three and six months ended June 30, 1998. The new product mix includes higher priced items (such as DVD's and digital cameras) that have lower gross margin percentages.

         COST OF E-COMMERCE REVENUE

         Cost of e-commerce revenue consists primarily of the costs of merchandise sold to customers, credit card commissions, product fulfillment, and outbound shipping and handling costs. Cost of e-commerce was $2.6 million for the three months ended June 30, 1999 and it was $621,000 for the same period ended June 30, 1998. Cost of e-commerce revenue was $4.6 million for the six months ended June 30, 1999 and it was $899,000 for the same period ended June 30, 1998. As a percentage of e-commerce revenue, the cost of e-commerce was 40.0% for the three months ended June 30, 1999 and it was 36.2% for the same period ended June 30, 1998. As a percentage of e-commerce revenue, the cost of e-commerce was 42.5% for the six months ended June 30, 1999 and it was 35.0% for the same period ended June 30, 1998. The increase was primarily attributable to the fact that in 1999 we broadened our product offerings. Our new product offerings included items with higher costs than in the prior year.

         COST OF ADVERTISING REVENUE

         Cost of advertising revenue consists primarily of revenue share amounts we pay to our customers for advertising sold on co-branded sites. Cost of advertising revenue was $75,000 in the three and six months ended June 30, 1999 and it was $0 in the same periods ended June 30, 1998. This increase is primarily a result of the increase in our membership, and the expansion of our advertising and business development sales forces.

         COST OF LICENSING REVENUE

         Cost of licensing revenue consists primarily of royalties on net revenue from license fees. Cost of licensing revenue were $0 for the three months ended June 30, 1999 and they were $19,000 for the same period ended June 30, 1998. Cost of license fees were $0 during the six months ended
June 30, 1999 and they were $27,000 during the same period ended June 30, 1998. We expect that cost of licensing revenue should continue to be a small percentage of total cost of revenues as compared to the cost of e-commerce revenues.

         The mix of products we sell will impact our gross margins and the overall mix of e-commerce revenue, advertising revenue and licensing revenue. We typically recognize higher gross margins on advertising revenue and licensing revenue. We expect that shifts in the mix of sales could adversely impact our overall gross margin and could materially adversely impact our business, results of operations and financial condition.

OPERATING AND DEVELOPMENT EXPENSES

         Operating and development expenses consist primarily of payroll and related expenses for development and network operations personnel and consultants, costs related to systems infrastructure including Web site hosting, and costs of acquired content to enhance our Web site. Operating and development expenses increased to $1.6 million in the three months ended June 30, 1999 from $773,000 in the three months ended June 30, 1998. Operating and development expenses increased to $2.7 million in the three months ended June 30, 1999 from $1.3 million in the three months ended June 30, 1998. We believe operating and development expenses will increase significantly in the future, especially in relation to Web site hosting costs, as our membership grows, thus requiring additional bandwidth to support the many free services offered to members. We believe that we will need to make significant investments in our Web site to remain competitive. Therefore, we expect that our operating and development expenses will continue to increase in absolute dollars for the foreseeable future.

         Operating and development costs decreased as a percentage of total net revenue to 23.8% in the three months ended June 30, 1999 from 45.0% in the three months ended June 30, 1998. Operating and development costs decreased as a percentage of total net revenue to 24.7% in the six months ended June 30, 1999 from 52.6% in the six months ended June 30, 1998. The decreases in operating and development expense as a percentage of total revenue in both periods was due to the overall growth in net revenue.

SALES AND MARKETING EXPENSES

         Sales and marketing expenses consist primarily of payroll and related expenses for personnel engaged in sales, marketing, publishing and customer support, as well as advertising and promotional expenditures. Sales and marketing expenses increased to $5.1 million in the three months ended June 30, 1999 from $455,000 in the three months ended June 30, 1998. Sales and marketing expenses increased to $7.5 million in the six months ended June 30, 1999 from $717,000 in the six months ended June 30, 1998. The absolute dollar increases from period to period in sales and marketing expenses were primarily attributable to increased personnel and related expenses required to implement our sales and marketing strategy as well as increased public relations and other promotional and advertising expenses. Additionally, in connection with the proposed business combination of the Company, SNAP! LLC and certain Internet assets of NBC, we incurred a $424,000 charge related to the cancellation of an advertising contract in the three and six months ended June 30, 1999. We expect to continue hiring additional personnel and to pursue a branding and marketing campaign. Therefore, we expect marketing and sales expenses to continue to increase significantly in absolute dollars.

         Sales and marketing expenses increased as a percentage of total net revenue to 78.2% in the three months ended June 30, 1999 from 26.5% in the three months ended June 30, 1998. Sales and marketing expenses increased as a percentage of total net revenue to 68.8% in the six months ended June 30, 1999 from 28.0% in the six months ended June 30, 1998. The increase in sales and marketing expenses as a percentage of total revenue in both periods is due to the hiring of new sales and marketing personnel and other promotional and advertising expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses consist primarily of payroll and related costs for general corporate functions, including finance, accounting, business development, human resources, investor relations, facilities and administration, as well as legal fees, insurance, and fees for professional services and directors. General and administrative expenses increased to $2.0 million in the three months ended June 30, 1999 from $785,000 in the three months ended June 30, 1998. General and administrative expenses increased to $3.7 million in the six months ended June 30, 1999 from $1.1 million in the six months ended June 30, 1998. The absolute dollar increases from period to period in general and administrative expenses were primarily due to increases in the number of general and administrative personnel, professional services, directors' fees and facility expenses to support the growth of our operations. We expect general and administrative expenses to increase in absolute dollars in future periods as we expand our staff, incur additional costs related to our operations, and are subject to additional requirements of being a publicly traded company.

         General and administrative expenses decreased as a percentage of total net revenue to 31.3% in the three months ended June 30, 1999 from 45.8% in the three months ended June 30, 1998. General and administrative expenses decreased as a percentage of total net revenue to 33.5% in the six months ended June 30, 1999 from 42.8% in the six months ended June 30, 1998. The decreases in operating and development expense as a percentage of total revenue in both periods was due to the overall growth in net revenue.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

         For the three months ended June 30, 1999 we recognized the cost of purchased in-process research and development of $2,603,000 in connection with the acquisitions of MightyMail Networks, Inc. and Paralogic Software Corporation, and for the same period ended June 30, 1998 we recognized $330,000 in connection with the acquisition of Paralogic Corporation. For the six months ended June 30, 1999 we recognized the cost of purchased in-process research and development of $2,603,000 in connection with the acquisitions of MightyMail Networks, Inc. and Paralogic Software Corporation, and for the same period ended June 30, 1998 we recognized $660,000 in connection with the acquisitions of Paralogic Corporation and the purchase of certain assets of Revolutionary Software, Inc.

ACQUISITIONS DURING THE SIX-MONTH PERIOD ENDED JUNE 30, 1999

MIGHTYMAIL NETWORKS, INC.

         In connection with the MightyMail Networks, Inc. acquisition, we acquired MightyMail Networks' e-mail platform. The MightyMail platform allows branding material and marketing content to be placed within person-to-person e-mail that is sent by individuals to individuals. The MightyMail application runs on an Oracle database and Unix operating system. All the application code is written using Java Servlets running on a servlet-enabled Web server. The MightyMail application uses a three-tiered architecture common to most Internet applications: an interface layer, an application layer, and a database layer. In addition, MightyMail uses a custom mail agent that links into a standard mail transfer agent. In the future, we expect that this custom mail agent will be useable by any standard mail protocol for users who wish to run the MightyMail application running in their own mail environment.

         At the time of the acquisition, version 1.0 of the MightyMail technology was functional as a commercially viable product. However, the current product has various e-mail options and is not a truly customizable product with a rich library of content or business user interface. In fact, version 1.0 is approximately half of the true customizable, rich-e-mail product originally intended to be developed. At the time of the acquisition, MightyMail Networks was developing a second version of the MightyMail
Networks technology, which was not completely functional as a commercially viable product. Version 2.0 of the MightyMail technology will be fully customizable, have access to a rich library of content, have the ability to add surveys, be compatible with corporate servers, have e-mail wizards, allow end-users to create their own content and enable the inclusion of photographs.

         The nature, amount and timing of the remaining estimated efforts necessary to develop version 2.0 of the MightyMail technology include:

         (A) Integration with Xoom.com's existing webmail system
("XoomMail"): This integration will bring MightyMail capabilities (the ability to compose rich e-mail) to XoomMail's existing account holders, which now exceed 700,000 users.

         (B) Re-architecting of the MightyMail platform to be technically compatible with the Xoom.com technology infrastructure. The primary compatibility issue will be the integration of Apache Web server technology in place of the current Java Web Server from Sun Microsystems.

         As of the date of the technology's valuation, we estimated that 50% of the research and development effort had been completed at the date of acquisition and expected the remaining research and development efforts relating to the completion of the version 2.0 MightyMail technology would require approximately six months of effort from the date of valuation through its release date in the fourth quarter of 1999. We estimated that three full-time engineers would be required to complete the in-process projects. These projects included the use of one full-time engineer for six months to work on the Apache Web server integration efforts, and two full-time engineers for 6 months to work on the MightyMail/XoomMail integration efforts. Accordingly, we have estimated that the total estimated research and development costs to complete MightyMail version 2.0 are $170,000. We anticipate completion of the project in the fourth quarter of 1999.

PARALOGIC SOFTWARE CORPORATION

         In connection with the Paralogic Software Corporation acquisition, we acquired Paralogic Software Corporation's product Anexa.com, a powerful combination of Web site authoring and community building tools that allows users to instantly create comprehensive Web sites including state-of-the-art Java chat rooms, discussions and administrative features. Anexa.com provides features including multi-media albums, discussion forums, events, chat, news announcements, classified ads, guest books, membership databases and community administration. In connection with this acquisition we also obtained ParaChat Professional, chat software that is licensed to individuals and businesses. This software is hosted by a server and is supported by a staff of engineers, both of which were acquired in conjunction with the Paralogic Software Corporation acquisition. (This is in contrast to the purchase of the ParaChat Personal Network, which we acquired in connection with the purchase of Paralogic Corporation in March 1998. The ParaChat Personal Network is hosted by Xoom.com, and is based on a free chat service that Xoom.com members can download on to their Web pages).

    At the time of acquisition, the current versions of Anexa.com and ParaChat Professional were functional as commercially viable products. However, these current versions do not represent the more robust, feature-rich products that Paralogic Software Corporation envisioned and intended to develop next twelve months from the acquisition date. The future versions of these products would incorporate a number of significant additional features including enhanced scalability as traffic is added, RDBMS support, e-mail verification, improved directory services, search capability, instant messaging, file sharing capability, home page publishing, additional administration and management tools, calendar and address book capabilities, polls, gift gallery, greeting cards, voice chat, and white board functionality. The nature of the remaining estimated efforts necessary to develop the acquired, incomplete next versions of Anexa.com and ParaChat Professional into commercially viable products include:

    (A) ANEXA.COM. These changes fall into the following categories: new features (like Paralogic Instant Messenger, support for Uniplanet calendar and support for MightyMail mail); feature enhancements and upgrades (like Media Albums Plus to handle MP3 files, moderated message boards and improved event notification); user interface enhancements: administration tools; and fixing bugs.

    (B) PARACHAT PROFESSIONAL. These changes fall into the following categories: new features (like voice chat and HTML chat to extend the chat experience); user interface enhancements; support for moderated events (improve stage/audience metaphor, accept/deny audience questions, etc): administration tools (like a filth filter and "Chat 911" to help manage abusive behavior in chat rooms); support for internationalization; and fixing bugs (improved registration process, etc).

    As of the date of the technology's valuation, we estimated that 17% of the research and development effort had been completed at the date of acquisition and expected the remaining research and development efforts relating to the completion of the new versions of Anexa.com and ParaChat Professional technology would require approximately nine months of effort from the date of valuation through its expected release date of March, 2000. These projects include the use of eight engineers, spending 75% of their time on the project, for nine months, to create the new versions of the products, at an estimated total cost to complete of $576,000.

ACQUISITIONS DURING THE SIX-MONTH PERIOD ENDED JUNE 30, 1998

PARALOGIC CORPORATION

     In connection with the Paralogic Corporation acquisition, we acquired Paralogic Corporation's base of chat members, called the ParaChat Personal Network, as well as the rights to use the underlying chat technology, called ParaChat Personal. ParaChat Personal is designed to provide Web sites with an option to offer chat technology without requiring Web site hosts to buy the software, maintain or upgrade the software, or learn any additional skills beyond what is necessary to construct a Web site. The chat software is maintained on Xoom.com's server and the Web site host is provided bits of source code or "tags" that are incorporated into the Web site. The tags interface via the Internet with the ParaChat server, and thus provide the Web site with chat capabilities. In exchange for the free service, the Web site host allows banner advertising on its site.

     As of the time of acquisition, ParaChat Personal was not completely functional as a commercially viable product. The nature, amount and timing of the remaining estimated efforts necessary to develop the acquired, incomplete ParaChat Personal technology into a commercially viable product included:

     As of the date of the technology's valuation, we estimated that 55% of the research and development effort had been completed at the date of acquisition and expected the remaining research and development efforts relating to the completion of the ParaChat Personal technology would require approximately six months of effort from the date of valuation through its release date of September 1, 1998. As of the date of valuation, we expected the benefit of the acquired project to begin immediately after the estimated completion date. We expected that the in-process project would be developed to technological feasibility concurrent with the September 1998 release date. We estimated that three full-time engineers would be required to complete the in-process projects. These projects included the use of one full-time engineer for six months to work on the external database connectivity efforts, one full-time engineer for six months to work on the client layout efforts, and one full-time engineer for six months to work on the management and control interface efforts. Accordingly, it was determined that total estimated research and development costs-to-complete for the ParaChat Personal in-process project were $112,500. We completed the project by the scheduled date and the actual costs of completion were not materially different than estimated.

REVOLUTIONARY SOFTWARE, INC.

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

AMORTIZATION OF DEFERRED COMPENSATION

     We have recorded deferred stock compensation charges of $0 during the three months ended June 30, 1999 and we recorded charges of $913,000 for the same period ended June 30, 1998. We have recorded deferred stock compensation charges of $0 during the six months ended June 30, 1999 and we recorded charges of $972,000 for the same period ended June 30, 1998. The deferred compensation charges account for the difference between the exercise price and the deemed fair value of certain stock options we granted to our employees. We cannot guarantee that we will not accrue additional charges, which could have a material adverse effect on our business, results of operations and financial condition.

     Deferred compensation reflects the amortization of stock compensation charges resulting from stock options and restricted stock purchase agreements. We have recorded amortization of deferred compensation of $175,000 during the three months ended June 30, 1999 and we recorded $728,000 during the same period ended June 30, 1998. We have recorded amortization of deferred compensation of $405,000 during the six months ended June 30, 1999 and we have recorded $807,000 during the same period ended June 30, 1998.

AMORTIZATION OF INTANGIBLE ASSETS

     Amortization of intangible assets totaled $1.4 million for the three months ended June 30, 1999 and it was $346,000 for the same period ended June 30, 1998. Amortization of intangible assets totaled $2.3 million for the six months ended June 30, 1999 and it totaled $346,000 for the same period ended June 30, 1998. The additional amounts recorded in the periods ended June 30, 1999 represent amortization of intangible assets and goodwill resulting from our acquisitions of Focused Presence, Inc., MightyMail Networks, Inc., Net Floppy, Inc., and

Paralogic Software Corporation, amortized over periods ranging from 36 to 48 months. The amounts recorded in the periods ended June 30, 1998, represent amortization of intangible assets and goodwill resulting from our acquisitions of Paralogic Corporation, Global Bridges Technologies, Inc., and the purchase of certain assets of Revolutionary Software, Inc., amortized over periods ranging from 24 to 42 months.

    For the acquisitions in the periods ended June 30, 1999, we have determined the appropriateness of the estimated useful lives related to the intangible assets based on general and specific analysis. In general, the Internet is characterized by rapid technological change, changes in users and customer requirements and preferences, frequent new product and service introductions and the emergence of new industry standards and practices.

    The market for community-based direct selling channels on the Internet is new and rapidly evolving, and competition for members, consumers, visitors and advertisers is intense. In addition, we attract members to our Web site with a variety of free services, including home pages, e-mail, chat rooms, electronic newsletters, clip art and software libraries, online greeting cards and page counters. In order to continue attracting members using these various methods, the free services must be constantly updated and improved.

    With respect to the purchased technology associated with the business and technology acquisitions, we considered the effects of obsolescence, demand, competition, and other economic factors. Due to the rapid technological change involved in the Internet, we estimated that new technologies would replace the intangible assets relating to the purchased technology within a 36 to 48 month period.

    With respect to the goodwill associated with all of the acquisitions, we considered the effects of obsolescence, demand, competition, other economic factors and expected actions of competitors and others. Based on these considerations, we determined the positive effect of the acquisitions, and therefore the life of the goodwill, to be 24 to 48 months. See "Factors Affecting Operating Results--If we are unable to integrate new technologies and standards effectively, the results of our operations could be adversely affected," "--Any increase in competition could adversely affect our ability to maintain or improve our position in the market relative to that of our competitors which could have a material adverse effect on our business and results of operations" and "--If we are unable to successfully integrate future acquisitions into our operation, then our business and results of operations could be adversely affected."

OTHER INCOME,  NET

     Other income, net represents interest we earned on our cash and investments, offset by interest expense we paid on our borrowings. We have recorded approximately $2.4 million in interest income in the three months ended June 30, 1999 and we recorded $2,000 in the same period ended June 30, 1998. We have recorded approximately $3.0 million in interest income in the three months ended June 30, 1999 and we recorded $0 during the same period ended June 30, 1998. This increase was primarily due to the increased cash balances available to invest as a result of our initial public offering in December 1998 and our secondary public offering in April 1999.

     Interest expense represents interest charges related to notes payable and capital leases. Interest expense recorded in the three months ended June 30, 1999 was approximately $35,000 and interest expense during the same period ended June 30, 1998 was approximately $0. Interest expense recorded in the six months ended June 30, 1999 was approximately $65,000 and interest expense during the same period ended June 30, 1998 was approximately $0.

LIQUIDITY AND CAPITAL RESOURCES

     Prior to our initial public offering, we financed our operations primarily through the private placement of common stock. On December 9, 1998, we completed our initial public offering of common stock, in which we issued 4,600,000 shares of common stock at a price of $14.00 per share. Proceeds from the offering were approximately $57.3 million, net of offering costs. On April 9, 1999, we completed a secondary public offering of our common stock and issued 4,600,000 shares (including 600,000 shares issued in connection with the exercise of the underwriter over-allotment option) at a price of $66.00 per share. Of the 4,600,000 shares of common stock sold in the offering, 2,659,800 were sold by Xoom.com and 1,940,200 shares were sold by existing stockholders. Proceeds from the follow-on offering were approximately $167 million, net of offering costs.

     As of June 30, 1999, we had cash and cash equivalents and marketable securities of approximately $165.4 million. We regularly invest excess funds in short-term money market funds, government securities and commercial paper.

     Net cash used in operating activities for the six months ended June 30, 1999 was $5.7 million, and net cash provided by operating activities for the six months ended June 30, 1998 was $313,000. Cash used in operating activities in the period ended June 30, 1999 was primarily the result of net losses ($10.1 million) and an increase in accounts receivable related to the growth of advertising revenues ($1.5 million), partially offset by amortization of intangible assets ($2.3 million) and in-process research and development charges ($2.6 million) related to our acquisitions, amortization of deferred compensation incurred in connection with the granting of options to employees to purchase common stock ($405,000), and an increase in current liabilities as a result of the growth of our business ($2.6 million). In the six months ended June 30, 1998, cash provided by operating activities was primarily the result of net losses ($3.3 million) which were offset by charges to in-process research and development ($660,000), the amortization of intangibles ($346,000), and the increase in intangible assets (1.6 million), all of which were related to the acquisitions of Paralogic Corporation, Global Bridges Technologies, Inc., and certain assets of Revolutionary Software, Inc.

     Net cash used in investing activities for the six months ended June 30, 1999 was $158.9 million and it was $863,000 in the same period ended June 30, 1998. Cash used in investing activities during the six months ended June 30, 1999 was primarily related to the purchase of marketable securities for $162.5 million. The cash used in investing activities in each period was also related to purchases of fixed assets and net cash paid for business acquisitions. From time to time, we expect to evaluate the acquisition of products, businesses and technologies that complement our business. These acquisitions may involve cash investments.

     Net cash provided by financing activities for the six months ended June 30, 1999 was $167.5 million and it was $4.6 million for the same period ended June 30, 1998. Cash provided by financing activities in the six months ended June 30, 1999 was primarily related to proceeds from our secondary public offering, partially offset by the repayment of notes payable. Cash provided by financing activities in the six months ended June 30, 1998 was primarily attributable to net proceeds from the issuance of common stock, partially offset by the repayment of notes payable.

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

WE CANNOT ASSURE YOU THAT WE WILL BE PROFITABLE BECAUSE WE HAVE OPERATED OUR BUSINESS ONLY FOR A SHORT PERIOD OF TIME

     Xoom.com was founded in April 1996 and has a limited operating history. An investor in our common stock must consider the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets, particularly those involved in e-commerce and the Internet. These risks include:

- the level of use of the Internet and online services and consumer acceptance of the Internet and other online services, particularly direct e-mail marketing, for the purchase of consumer products such as those we offer;

-   the lack of broad acceptance of the community model on the Internet;

- our inability to generate significant e-commerce revenue or premium service revenue from our members;

- our inability to maintain and increase levels of traffic on the Xoom.com Web site;

-   our failure to continue to develop and extend the Xoom.com brand;

-   our inability to attract or retain members;

- our inability to meet minimum guaranteed impressions under advertising agreements;

-   our failure to anticipate and adapt to a developing market;

- our inability to upgrade and develop our systems and infrastructure and attract new personnel in a timely and effective manner;

- the failure of our server and networking systems to efficiently handle our Web traffic; and

-   our inability to effectively manage rapidly expanding operations.

     We cannot be certain that our business strategy will be successful or that we will successfully address these risks.

     As of June 30, 1999, we had an accumulated deficit of $24.8 million. Although we have experienced growth in our net revenue, members, customers and reach in recent periods, these growth rates are not sustainable and will decrease in the future. To date, we have not been profitable on either a quarterly or an annual basis, and we expect to incur net losses for the foreseeable future. We expect our operating expenses to increase significantly, especially in the areas of sales and marketing and brand promotion, and, as a result, we will need to increase our revenue to become profitable. If our revenue does not grow as expected or increases in our expenses are not in line with forecasts, there could be a material adverse effect on our business, results of operations and financial condition.

THE UNPREDICTABILITY OF OUR QUARTER-TO-QUARTER RESULTS COULD CAUSE OUR STOCK PRICE TO BE VOLATILE OR DECLINE

     Our operating results have fluctuated in the past and will likely continue to do so in the future. Some of the factors that could cause our operating results to fluctuate are:

- the level of demand for the services and products offered in our direct e-mail marketing and our ability to meet the demand in a timely manner;

- consumers' receptiveness to e-commerce and to direct e-mail marketing in particular;

-   developments relating to advertising on the Web;

-   timely deployment and expansion of our network and network architectures;

- new services offered by our competitors that affect the level of traffic on our Web site and the continuing expansion of our membership base;

- our ability to predict demand for products and services we offer and to optimize inventory levels accordingly;

- marketing costs that we will need to incur in order to maintain and enhance the Xoom.com brand name;

-   the loss of key business relationships;

-   the mix of domestic and international sales;

- the costs of acquiring technology or businesses and our ability to integrate them into our operations; and

- economic conditions generally, as well as those specific to the Internet and related industries.

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

     A substantial portion of our net revenue is from short-term advertising contracts, usually one to two months in length. That means our quarterly net revenue is a function of the contracts we enter into within the quarter and our ability to adjust spending in light of any net revenue shortfalls. To date, our advertising revenue comes from a small to medium group of customers whose composition periodically changes. For example, during the six months ended June 30, 1999, our five largest advertisers accounted for approximately 19% of our total advertising revenue. As a result, the cancellation of even a small number of these advertising contracts could affect our operating results. Advertising revenue is also linked to the level of traffic on our Web site, so if traffic is less than the level expected by our advertising customers, our revenue from this source could be affected. We have guaranteed our advertisers a minimum number of impressions on our Web site. Reduced traffic on our Web site would cause us to fall short in meeting this minimum requirement and as a result we may give credits to our advertisers and reduce advertising rates, which would lead to a reduction in our revenue from advertising.

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

     Our future success also depends on the continued growth in the use of the Internet and the Web. Use of the Internet for retail transactions is a recent development and the continued demand and growth of a market for services and products via the Internet is uncertain. For the six months ended June 30, 1999, e-commerce was the source of approximately 54% of our total net revenue. The Internet may ultimately prove not to be a viable commercial marketplace for a number of reasons, including:

     - unwillingness of consumers to shift their purchasing from traditional retailers to online purchases;

     - lack of acceptable security for data and concern for privacy of personal information;

     -   limitations on access and ease of use;

     -   congestion leading to delayed or extended response times;

     - inadequate development of Web infrastructure to keep pace with increased levels of use;

     -   increased or excessive government regulation; and

     -   problems regarding intellectual property ownership.

     Because of these factors, we do not know whether our business model will ultimately be viable and profitable.

OUR INTERNATIONAL OPERATIONS ARE SUBJECT TO RISKS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS

     We market and sell our products in the United States and internationally. Approximately 16% of our net revenue during the first two quarters of 1999 came from sales outside the United States. We plan to establish additional operations or form business partnerships in other parts of the world. The expansion of our existing international operations and entry into additional international markets will require substantial management attention and financial resources. We cannot be certain that our investment in establishing operations in other countries will produce the desired levels of revenue. In addition, international operations are subject to other inherent risks and problems, including:

     -   the impact of recessions in economies outside the United States;

     -   greater difficulty in accounts receivable collections;

     -   unexpected changes in regulatory requirements;

     -   difficulties and costs of staffing and managing foreign operations;

     -   reduced protection for intellectual property rights in some countries;

     -   political and economic instability;

     -   the introduction of the euro;

     -   fluctuations in currency exchange rates; and

     - difficulty in maintaining effective communications due to distance, language and cultural barriers.

     Some or all of the above factors could have a material adverse effect on the results of our operations.

ANY FAILURE OF OUR NETWORK INFRASTRUCTURE COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS

     Our success depends upon the capacity, reliability and security of our networking hardware and software infrastructure. We have developed an open standard hardware and software system that is designed for reliability. System architecture is based on a distributed model that is highly scalable, flexible and modular, emphasizing extensive automation and a high degree of redundancy that is designed to minimize single points of failure. The system integrates site management, network monitoring, quality assurance, transaction processing and fulfillment services. Currently, the system has
2.5 terabytes of unformatted disk space, supports over 14 million hits per day, has a peak bandwidth of over 90 megabits per second and transfers about 1 terabyte of data each day.

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

     Although the agreements we have with our hosting companies give us remedies for service interruptions, we cannot guarantee that:

     -   we will have uninterrupted access to the Internet;

     -   our members will be able to reach our Web site; or

     -   communications via our Web site will be secure.

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

DIFFICULTIES WE MAY ENCOUNTER DEALING WITH OUR GROWTH AND EXPANSION COULD ADVERSELY AFFECT THE RESULTS OF OUR OPERATIONS

     Our rapid rate of growth places a significant strain on our resources due to:

     - the need to manage relationships with various strategic partners, technology licensors, members, advertisers, and other third parties;

     - difficulties in hiring and retaining skilled personnel necessary to support our business;

     -   the need to train and manage our growing employee base; and

     - pressures for the continued development of our financial and information management systems.

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

     As the number of Internet sites grow, brand recognition will play an increasingly important role. Establishing and promoting the Xoom.com brand in the face of pressures from our competitors will be critical to developing our member base and strategic and commercial relationships. We will be required to continue to devote substantial financial and other resources to maintaining the distinctiveness of our brand to our members, advertisers and commerce partners through:

     -   Web advertising and marketing;

     - traditional media advertising campaigns in print, radio, billboards and television; and

     -   providing a high quality community experience.

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

IF WE ARE UNABLE TO INTEGRATE NEW TECHNOLOGIES AND STANDARDS EFFECTIVELY, THE RESULTS OF OUR OPERATIONS COULD BE ADVERSELY AFFECTED

     Our ability to remain competitive in our area of business will depend, in part, on our ability to:

     - enhance and improve the responsiveness, functionality and features of our Web site;

     -   continue to develop our technical expertise;

     - develop and introduce new services and technology to meet changing customer needs and preferences;

     - influence and respond to emerging industry standards and other technological changes in a timely and cost effective manner; and

     -   license leading technologies useful in our business.

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

     We have derived a material portion of our net revenue to date from the sale of advertisements, including banner advertising revenue. For the six months ended June 30, 1999, advertising revenue represented approximately 45% of our total net revenue. During the same period, our five largest advertising customers accounted for approximately 19% of advertising revenue (approximately 9% of total net revenue). We intend to continue to rely on advertising as a significant source of revenue.

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

     We also expect intense competition in the e-commerce market from an ever increasing number of companies selling goods and services over the Internet, particularly goods and services that relate to the use of computers. These competitors include:

     - traditional computer retailers including CompUSA and Micro Electronics's MicroCenter;

     - various mail-order retailers including CDW Computer Centers, Micro Warehouse, Insight Enterprises, Inc., PC Connection, Inc. and Creative Computers;

     - internet-focused retailers including Amazon.com, Egghead's Egghead.com, software.net, and New England Circuit Sales' NECX Direct;

     - manufacturers that sell directly over the Internet including Dell Computer, Gateway 2000, Apple Computer and many software companies;

     - a number of online service providers including America Online and the Microsoft Network that offer computer products directly or in partnership with other retailers;

     - some non-computer retailers such as Wal-Mart Stores that sell a limited selection of computer products in their stores; and

     - computer products distributors that may develop direct sales channels to the consumer market.

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

WE COULD BE SUBJECT TO LIABILITY FOR ONLINE CONTENT THAT MAY NOT BE COVERED BY OUR INSURANCE

     The nature and breadth of information disseminated on our Web site and through the sites of our members could expose us to liability in various areas, including claims relating to:

     -   product information and reviews we offer;

     - the content and publication of various materials based on defamation, libel, negligence, personal injury and other legal theories;

     - copyright or trademark infringement and wrongful action due to the actions of third parties;

     - use of third party content made available through our Web site or through content and material posted by members on their home pages or in chat rooms and bulletin boards; and

     - damages arising from the use or misuse of the free e-mail services we offer.

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

     Zoom Telephonics, Inc. filed a lawsuit against us in September 1998 in the United States District Court for the District of Massachusetts alleging trademark infringement and related statutory violations. We were not served with Zoom Telephonics' complaint until January 1999. Zoom Telephonics has demanded that we stop using the XOOM trademark and has asked for an unspecified amount of money damages. We responded to the complaint in February 1999. In April 1999, Zoom Telephonics filed a motion for preliminary injunction to stop us from using any mark containing "Xoom." In June 1999, we filed an opposition to oppose Zoom Telephonics' motion for preliminary injunction and filed a motion to suspend all proceedings in this matter until September 30, 1999. We believe that the claims asserted by Zoom Telephonics are without merit and intend to defend against them vigorously. We cannot assure you, however, that the results of this litigation will be favorable to us. An adverse result of the litigation could have a material adverse effect on our business and results of operations, particularly if the litigation forces us to make substantial changes to our name and trademark usage. Any name change could result in confusion to consumers and investors, which could adversely affect the results of our operations and the market price of our common stock.

IF WE ARE UNABLE TO SUCCESSFULLY INTEGRATE FUTURE ACQUISITIONS INTO OUR OPERATION, THERE COULD BE AN ADVERSE EFFECT ON OUR BUSINESS AND RESULTS OF OPERATIONS

     Acquiring complementary businesses, products and technologies is an integral part of our business strategy. Some of the risks attendant to this acquisition strategy are:

     - difficulties and expenses of integrating the operations and personnel of acquired companies into our operations while preserving the goodwill of the acquired entity;

     - the additional financial resources that may be needed to fund the operations of acquired companies;

     -   the potential disruption of our business;

     - our management's ability to maximize our financial and strategic position by incorporating acquired technology or businesses;

     - the difficulty of maintaining uniform standards, controls, procedures and policies;

     -   the potential loss of key employees of acquired companies;

     - the impairment of relationships with employees and customers as a result of changes in management; and

     - increasing competition with other entities for desirable acquisition targets.

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

     We believe that the proceeds from our initial public offering and our secondary offering in April 1999, will be sufficient to support our operations for the next 12 months. Notwithstanding, we may need to raise additional funds to maintain and develop our position in the marketplace. It may be difficult or impossible for us to obtain financing on favorable terms. Raising funds by issuing equity securities or convertible debt securities will dilute the percentage ownership of our current stockholders. Also, new securities we may issue may have rights senior to the rights of our common stock. If we cannot obtain needed financing, we will be unable to promote our brand name, exploit acquisition opportunities and otherwise maintain our position relative to that of our competitors.

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

OUR STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE VOLATILE

     The trading price of our common stock has been and is likely to be highly volatile. Our stock price could be subject to wide fluctuations in response to a variety of factors, including:

     -   actual or anticipated variations in quarterly operating results;

     -   announcements of technological innovations;

     -   new products or services offered by us or our competitors;

     -   changes in financial estimates by securities analysts;

     -   conditions or trends in the e-commerce market;

     - our announcement of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

     -   additions or departures of key personnel;

     -   sales of common stock; and

     -   other events or factors that may be beyond our control.

     In addition, the Nasdaq National Market, where most publicly held Internet companies are traded, has recently experienced extreme price and volume fluctuations. These fluctuations often have been unrelated or disproportionate to the operating performance of these companies. Many Internet companies' stocks are trading at multiples which are substantially above historical levels.

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

     Zoom Telephonics, Inc. filed a lawsuit against us in September 1998 in the United States District Court for the District of Massachusetts alleging trademark infringement and related statutory violations. We were not served with Zoom Telephonics' complaint until January 1999. Zoom Telephonics has demanded that we stop using the XOOM trademark and has asked for an unspecified amount of money damages. We responded to the complaint in February 1999. In April 1999, Zoom Telephonics filed a motion for preliminary injunction and request for oral argument to stop us from using any mark which contains "Xoom." In June 1999, we filed an opposition to Zoom Telephonics' motion for preliminary injunction and filed a motion to suspend all proceedings until September, 30, 1999. We believe that the claims asserted by Zoom Telephonics are without merit and intend to defend against them vigorously. We cannot assure you, however, that the results of this litigation will be favorable to us. An adverse result of the litigation could have a material adverse effect on our business and results of operations, particularly if the litigation forces us to make substantial changes to our name and trademark usage. Any name change could result in confusion to consumers and investors, which could adversely affect the results of our operations and the market price of our common stock.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES. We commenced our secondary public offering on April 9, 1999 pursuant to a Registration Statement on Form S-1 (File No. 333-74441) effective on April 19, 1999. The managing underwriter of the offering was Bear, Stearns & Co., Inc. In the secondary offering we sold an aggregate of 4,600,000 shares of our common stock (including 600,000 shares sold pursuant to the exercise of the Underwriters' over-allotment option) at a price of $66 per share. Of the 4,600,000 shares of common stock sold in the offering, 2,659,800 were sold by Xoom.com and 1,940,200 shares were sold by existing stockholders. The sale of the 2,659,800 shares of common stock generated aggregate gross proceeds of $175,547,000. We received net proceeds from the offering of approximately $166,600,000, after deducting underwriting discounts and commissions of $7,900,000 and our expenses of the offering of approximately $1,050,000.

     In our initial public offering on December 9, 1998, we sold an aggregate of 4,600,000 shares of our common stock (including 600,000 shares sold pursuant to the exercise of the Underwriters' over-allotment option) at an initial price of $14 per share. The sale of these 4,600,000 shares of Common Stock generated aggregate gross proceeds of $64,400,000. We received net proceeds from the offering of approximately $57,342,000, after deducting underwriting discounts and commissions of $4,508,000 and our expenses of the offering of approximately $2,550,000.

     Through June 30, 1999 we used a portion of the proceeds from our public offerings as follows: (i) $8.7 million of net cash used for general corporate purposes, including working capital and capital expenditures; (ii) $2.7 million of cash used for the repayment of notes payable issued in connection with the execution of a loan agreement, the acquisition of Pagecount, Inc., the acquisition of Global Bridges Technologies, Inc., the purchase of certain assets of Revolutionary Software, Inc., and the license of certain technology from ArcaMax, Inc.; (iii) $975,000 of net cash used in connection with the acquisitions of Focused Presence, Inc., MightyMail Networks, Inc., Net Floppy, Inc., and Paralogic Software Corporation; and (iv) $268,000 of cash used for the repayment of capital lease obligations and other notes payable. The remaining $211.3 million of the net proceeds shall be used for general corporate purposes, including working capital, capital expenditures, expanding operations internationally, potential acquisitions and promotional campaigns. The amounts actually expended by us for such purposes may vary significantly and will depend on a number of factors, including our future revenue and cash generated by operations and the other factors described under "Certain Risk Factors Which May Impact Future Operating Results." Accordingly, our management retains broad discretion in the allocation of the net proceeds of the offerings. A portion of the net proceeds may also be used to acquire or invest in complementary businesses, technologies or product offerings. In the ordinary course of business, we evaluate potential acquisitions of such businesses, technologies and product offerings.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     MARKETABLE SECURITIES. We had marketable securities of $108.0 million as of June 30, 1999. These marketable securities consist of highly liquid investments with original maturities at the date of purchase of between three and twelve months. We had long-term investments of $48.6 million as of June 30, 1999. These long-term investments consist of investments with original maturities as of the date of purchase of more than twelve months. These investments are subject to interest rate risk and will fall in value if market interest rates increase. A hypothetical increase in market interest rates by 10 percent from levels as of June 30, 1999 would cause the fair value of these investments to decline by an immaterial amount. Because we are not required to sell these investments before maturity, we have the ability to avoid realizing losses on these investments due to a sudden change in market interest rates. However, we could choose to sell these investments before maturity at a loss. Declines in interest rates over time will, however, reduce our interest income.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 26, 1999, the Company held its Annual Meeting of Shareholders. At the meeting, the shareholders elected as directors Chris Kitze (with 11,733,597 affirmative votes and 8,540 votes withheld), Laurent Massa (with 11,733,556 affirmative votes and 8,581 votes withheld), Bob Ellis (with 11,733,357 affirmative votes and 8,780 votes withheld), Jamesh Heffernan (with 11,713,167 affirmative votes and 28,970 votes withheld), Jeffrey Ballowe (with 11,733,506 affirmative votes and 8,631 votes withheld), Philip Schlein (with 11,733,271 affirmative votes and 8,866 votes withheld) and Robert C. Harris, Jr. (with 11,733,296 affirmative votes and 8,841 votes withheld).

     The shareholders also approved an amendment to the 1998 Stock Incentive Plan increasing the number of shares of the Company's Common Stock reserved for issuance thereunder by 3,000,000 shares (with 8,835,453 affirmative votes, 974,213 negative votes, 7,290 votes withheld, and 1,925,181 broker non-votes).

     The shareholders also approved an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 40,000,000 shares to 80,000,000 (with 11,229,765 affirmative votes, 504,577 negative votes, and 7,795 votes withheld).

ITEM 6.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

10.1 Agreement and Plan of Merger, dated as of May 3, 1999, by and among Xoom.com, Inc., XOOM Acquisition Sub, Inc. and MightyMail Networks, Inc.*

10.2 Agreement and Plan of Merger, dated as of June 10, 1999, by and among the Registrant, XMCM Sub, Inc., Paralogic Software Corporation and certain shareholders of Paralogic Software Corporation named therein.**

10.3     Amendment No. 1 to the Agreement and Plan of Merger, dated as of June
         14, 1999, by and among the Registrant, XMCM Sub, Inc., Paralogic
         Software Corporation and certain shareholders of Paralogic Software
         Corporation named therein.**

10.4 Registrant's 1998 Stock Incentive Plan and form of agreement thereunder, as amended.

27.1     Financial Data Schedule

* Incorporated by reference to Xoom.com report on form 8-K filed on May 5, 1999. ** Incorporated by reference to Xoom.com report on form 8-K filed on July 1, 1999.

     (b)  REPORTS ON FORM 8-K

          We filed the following reports on Form 8-K during the three months ended June 30, 1999:

1. On May 5, 1999, the Company filed a report on Form 8-K announcing that it had completed the acquisition of MightyMail Networks, Inc., pursuant to an Agreement and Plan of Merger, dated as of May 3, 1999.
2. On May 6, 1999, the Company filed a report on Form 8-K announcing that it had completed the acquisition of all of the outstanding limited liability interests of Netfloppy.com, LLC, a limited liability company organized under the laws of the Commonwealth of Virginia.
3. On May 21, 1999, the Company filed a report on Form 8-K announcing that the Company, National Broadcasting Company, Inc. and certain of its affiliates (collectively, "NBC"), CNET, Inc. ("CNET") and SNAP! LLC entered into a series of definitive agreements (the "NBC Agreements") relating to the formation of a new company to be named NBC Internet, Inc. ("NBCi") upon consummation of all the transactions contemplated by the NBC Agreements. NBCi is expected to include the businesses of the Company, SNAP! LLC and certain of NBC's Internet assets (including NBC.com, Videoseeker.com and NBC Interactive Neighborhood) and a 10% ownership interest in CNBC.com.
4. On June 16, 1999, the Company filed a report on Form 8-K announcing that (i) the Company and National Broadcasting Company, Inc.("NBC") entered into a Stock Purchase Agreement, pursuant to which, NBC will acquire 960,028 shares of the Company's common stock for $57.29 per share in cash; and (ii) the Company and certain of its subsidiaries, NBC and certain of its affiliates entered into an Amended and Restated Agreement and Plan of Contribution, Investment and Merger (the "Amended Agreement") which amended and restated the Agreement and Plan of Contribution, Investment and Merger, dated as of May 9, 1999, among the same parties.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized,

                                                           XOOM.com, Inc.
Date: August 12, 1999


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