Form 10-Q
period 1999-09-30
XOOM INC
filed 1999-11-12
CIK 1066774

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                                ---------------

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE PERIOD ENDED SEPTEMBER 30, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                            ------------------------

                         COMMISSION FILE NUMBER

                                 XOOM.COM, INC.
             (Exact name of registrant as specified in its charter)

                            ------------------------

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

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    The number of shares outstanding of Registrant's Common Stock, $0.0001 par value, were 20,461,673 at September 30, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 XOOM.COM, INC.
                               TABLE OF CONTENTS

                                                                                  PAGE
                                                                                --------
Part I            FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets--September 30, 1999
                    and December 31, 1998.....................................      1

                  Condensed Consolidated Statements of Operations for the
                    three and nine months ended September 30, 1999 and 1998...      2

                  Condensed Consolidated Statements of Cash Flows for the nine
                    months ended September 30, 1999 and 1998..................      3

                  Notes to Condensed Consolidated Financial Statements........      4

         Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations.................................     13

         Item 3.  Quantitative and Qualitative Disclosures about Market
                    Risk......................................................     27

Part II           OTHER INFORMATION

         Item 1.  Legal Proceedings...........................................     41

         Item 2.  Changes in Securities and Use of Proceeds...................     41

         Item 3.  Quantitative and Qualitative Disclosures about Market
                    Risk......................................................     42

         Item 6.  Exhibits and Reports on Form 8-K............................     43

                  Signature...................................................     44

                                 XOOM.COM, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
                                          ASSETS
Current assets:
  Cash, cash equivalents and marketable securities..........    $198,925        $ 56,575
  Accounts receivable, net..................................       4,032           1,368
  Inventories...............................................         518             322
  Other current assets......................................       3,747             308
                                                                --------        --------
    Total current assets....................................     207,222          58,573
Fixed assets, net...........................................       7,643           2,071
Investments.................................................      69,780              --
Intangible assets, net......................................      95,537           5,517
Other assets, including a restricted balance of $4,500 at
  September 30, 1999........................................       8,890             713
                                                                --------        --------
      Total assets..........................................    $389,072        $ 66,874
                                                                ========        ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  5,115        $  1,229
  Accrued compensation and related expenses.................       1,355             497
  Other accrued liabilities.................................       2,831           1,568
  Notes payable.............................................         241           1,276
  Deferred revenue..........................................       2,409             443
  Contingency accrual.......................................       1,000           1,000
                                                                --------        --------
    Total current liabilities...............................      12,951           6,013
Deferred revenue, less current portion......................       2,380              --
Other long-term liabilities.................................         456             528
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.0001 par value:
    Authorized shares--5,000,000
    Issued and outstanding shares--none in 1999 and 1998....          --              --
  Common stock, $0.0001 par value:
    Authorized shares--40,000,000
    Issued and outstanding shares--20,461,673 and 13,699,555
      in 1999 and 1998, respectively........................     407,669          75,606
  Notes receivable from stockholders........................        (995)             --
  Deferred compensation.....................................        (409)           (904)
  Accumulated deficit.......................................     (32,980)        (14,369)
                                                                --------        --------
    Total stockholders' equity..............................     373,285          60,333
                                                                --------        --------
      Total liabilities and stockholders' equity............    $389,072        $ 66,874
                                                                ========        ========

                            See accompanying notes.

                                 XOOM.COM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                         THREE MONTHS ENDED     NINE MONTHS ENDED
                                                            SEPTEMBER 30,         SEPTEMBER 30,
                                                         -------------------   -------------------
                                                           1999       1998       1999       1998
                                                         --------   --------   --------   --------
Net revenue:
  E-commerce...........................................  $  4,324   $ 1,532    $ 10,257   $ 3,366
  Advertising..........................................     4,552       598       9,527       953
  Licensing............................................        80       170         119       546
                                                         --------   -------    --------   -------
    Total net revenue..................................     8,956     2,300      19,903     4,865
Cost of net revenue:
  Cost of e-commerce...................................     2,809     1,067       7,458     1,965
  Cost of advertising..................................       108        --         183        --
  Cost of licensing....................................         4         7           4        35
                                                         --------   -------    --------   -------
    Total cost of net revenue..........................     2,921     1,074       7,645     2,000
                                                         --------   -------    --------   -------
Gross profit...........................................     6,035     1,226      12,258     2,865

Operating expenses:
  Operating and development............................     3,008     1,209       5,708     2,558
  Sales and marketing..................................     5,969       853      13,507     1,570
  General and administrative...........................     3,180     1,059       6,846     2,158
  Amortization of deferred compensation................        90       304         495     1,111
  Purchased in-process research and development........        --       130       2,603       790
  Amortization of intangible assets....................     5,532       741       7,836     1,087
                                                         --------   -------    --------   -------
    Total operating expenses...........................    17,779     4,296      36,995     9,274
                                                         --------   -------    --------   -------
Loss from operations...................................   (11,744)   (3,070)    (24,737)   (6,409)
Other income, net......................................     3,180        17       6,123        17
                                                         --------   -------    --------   -------
Net loss...............................................  $ (8,564)  $(3,053)   $(18,614)  $(6,392)
                                                         ========   =======    ========   =======
Net loss per share--basic and diluted..................  $  (0.44)  $ (0.35)   $  (1.11)  $ (0.89)
                                                         ========   =======    ========   =======
Number of shares used in per share calculation--basic
  and diluted..........................................    19,655     8,710      16,780     7,172
                                                         ========   =======    ========   =======

                            See accompanying notes.

                                 XOOM.COM, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                1999           1998
                                                              ---------      --------
CASH USED IN OPERATING ACTIVITIES:
  Net loss..................................................  $ (18,614)     $(6,392)
  Adjustments to reconcile net loss to net cash (used in)
    provided by operating activities:
Purchased in-process research and development...............      2,603          790
Depreciation and amortization...............................      1,280          481
Amortization of intangible assets...........................      7,836        1,087
Amortization of deferred compensation.......................        495        1,111
Issuance of common stock in exchange for Classic Media
  Holdings license rights...................................         --          100
Issuance of stock options to consultants....................         --          189
Issuance of common stock to directors and consultants.......        638           87
Changes in operating assets and liabilities:
      Accounts receivable...................................     (2,517)        (634)
      Inventories...........................................       (196)        (379)
      Other current assets..................................     (3,433)        (116)
      Intangible assets.....................................         --          (24)
      Other assets..........................................     (7,577)      (1,426)
      Accounts payable......................................      3,886        1,047
      Accrued compensation and related expenses.............        530          289
      Other accrued liabilities.............................       (729)         645
      Deferred revenue......................................        858           --
                                                              ---------      -------
NET CASH USED IN OPERATING ACTIVITIES.......................    (14,940)      (3,145)
CASH USED IN INVESTING ACTIVITIES:
  Purchases of fixed assets.................................     (6,169)      (1,099)
  Purchase of investments...................................   (198,450)          --
  Maturities of investments.................................     18,500           --
  Cash paid in connection with the purchase of certain
    assets from Revolutionary Software, Inc.................         --          (20)
  Business combinations, net of cash acquired...............       (901)        (329)
                                                              ---------      -------
NET CASH USED IN INVESTING ACTIVITIES.......................   (187,020)      (1,448)
CASH PROVIDED BY FINANCING ACTIVITIES:
  Proceeds from issuance of common stock in secondary public
    offering................................................    166,597           --
  Proceeds from issuance of common stock....................     55,000        5,532
  Proceeds from exercise of stock options...................      1,836           --
  Proceeds from issuance of notes payable to stockholders...         --          335
  Principal payments on capital lease obligations...........        (31)          (2)
  Repayment of notes payable................................       (608)        (311)
                                                              ---------      -------
NET CASH PROVIDED BY FINANCING ACTIVITIES...................    222,794        5,554
                                                              ---------      -------
Net increase in cash and cash equivalents...................     20,834          961
Cash and cash equivalents at beginning of period............     54,575            6
                                                              ---------      -------
Cash and cash equivalents at end of period..................  $  75,409      $   967
                                                              =========      =======
SUPPLEMENTAL DISCLOSURES:
NON-CASH TRANSACTIONS:
  Issuance of common stock in connection with business and
    technology acquisitions.................................  $ 101,055      $ 3,618
                                                              =========      =======
  Issuance of notes payable in conjunction with business and
    technology acquisitions.................................  $      --      $ 3,025
                                                              =========      =======
  Investment in a company in connection with a media
    contract................................................  $   5,000      $    --
                                                              =========      =======
  Issuance of common stock in exchange for stock
    subscriptions receivable................................  $     995      $   261
                                                              =========      =======
  Issuance of common stock in exchange for cancellation of
    notes payable to stockholder............................  $      --      $   150
                                                              =========      =======
  Common stock issued to satisfy Paralogic Corporation legal
    obligation..............................................  $      --      $   165
                                                              =========      =======
  Deferred compensation resulting from grant of stock
    options.................................................  $      --      $ 2,002
                                                              =========      =======
  Fixed assets acquired under capital leases................  $     125      $   162
                                                              =========      =======
  Value of equity securities received in exchange for
    entering into strategic alliances.......................  $     429      $    --
                                                              =========      =======
  Value of warrant received in connection with ValueVision
    International, Inc. strategic alliance..................  $   6,343      $    --
                                                              =========      =======
  Value of warrant issued in connection with ValueVision
    International, Inc. strategic alliance..................  $   6,937      $    --
                                                              =========      =======
CASH FLOW INFORMATION:
  Cash paid for interest....................................  $      59      $    --
                                                              =========      =======

                            See accompanying notes.

                                 XOOM.COM, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

    The condensed consolidated financial statements as of September 30, 1999 and 1998 and for the three and nine-month periods then ended are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The condensed consolidated financial statements as of September 30, 1999 should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Stockholders incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results for the entire fiscal year ending December 31, 1999.

2. BUSINESS COMBINATIONS AND TECHNOLOGY ACQUISITIONS

    During the nine months ended September 30, 1999, the Company made business acquisitions described in the paragraphs that follow, each of which has been accounted for as a purchase. The condensed consolidated financial statements include the operating results of each business from the date of acquisition.

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

    Amounts allocated to purchased technology, goodwill and other intangible assets for the business acquisitions that follow are being amortized on a straight-line basis over periods of three to four years.

                                 XOOM.COM, INC.

2. BUSINESS COMBINATIONS AND TECHNOLOGY ACQUISITIONS (CONTINUED)

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

    The purchase consideration was allocated to the acquired assets and assumed liabilities based on fair values as follows (in thousands):

Cash........................................................  $    1
Other current assets........................................      61
Fixed assets, net...........................................       3
Goodwill....................................................   1,760
Liabilities assumed.........................................    (130)
                                                              ------
Total purchase consideration................................  $1,695
                                                              ======

MIGHTYMAIL NETWORKS, INC.

    On May 3, 1999, the Company acquired 100% of the outstanding shares of MightyMail Networks, Inc., a developer of an enhanced e-mail product that enables customization of e-mail according to user preferences. The purchase consideration consisted of 268,761 shares of the Company's common stock with an estimated fair value of $72.10 per share, the assumption of 9,061 and 12,121 employee stock options at a price per share of $70.47 and $55.91, respectively, and acquisition costs of approximately $300,000. In addition, 67,186 shares of the Company's common stock were placed into an escrow account. Of the shares held in escrow, 25% will be released in November 1999 and in May 2000, if certain performance objectives are met, and the remaining 50% will be released in May 2000, upon the expiration of certain indemnification obligations.

    The purchase consideration was allocated to the acquired assets and assumed liabilities based on fair values as follows (in thousands):

Accounts receivable.........................................  $    19
Net fixed assets............................................      132
Other long-term assets......................................       50
Notes receivable from stockholders..........................      995
Purchased in-process research and development charged to
  operations in the quarter ended June 30, 1999.............    1,082
Purchased technology........................................    3,321
Acquired workforce..........................................      176
Goodwill....................................................   17,735
Liabilities assumed.........................................     (396)
                                                              -------
Total purchase consideration................................  $23,114
                                                              =======

                                 XOOM.COM, INC.

2. BUSINESS COMBINATIONS AND TECHNOLOGY ACQUISITIONS (CONTINUED)

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

    The purchase consideration was allocated to the acquired assets and assumed liabilities based on fair values as follows (in thousands):

Accounts receivable and other current assets................  $    2
Goodwill....................................................   1,443
Liabilities assumed.........................................      (5)
                                                              ------
Total purchase consideration................................  $1,440
                                                              ======

PARALOGIC SOFTWARE CORPORATION

    On June 16, 1999, the Company acquired 100% of the outstanding shares of Paralogic Software Corporation, a provider of Java-based community products and services, such as customizable chat rooms, discussion boards, guestbooks and event calendars. The purchase consideration consisted of 654,018 shares of common stock with an estimated fair value of $47.13 per share, the assumption of 82,733 and 12,001 employee stock options at a price per share of $46.67 and $33.05, respectively, and acquisition costs of approximately $315,000.

    The purchase consideration was allocated to the acquired assets and assumed liabilities based on fair values as follows (in thousands):

Cash........................................................  $   134
Accounts receivable and other current assets................       21
Net fixed assets............................................       43
Purchased in-process research and development charged to
  operations in the quarter ended June 30, 1999.............    1,521
Purchased technology........................................    4,986
Acquired workforce..........................................       81
Goodwill....................................................   28,639
Liabilities assumed.........................................      (29)
                                                              -------
Total purchase consideration................................  $35,396
                                                              =======

LIQUIDMARKET, INC.

    On August 3, 1999, the Company acquired 100% of the outstanding shares of LiquidMarket, Inc., the developer of a next-generation on-line comparison shopping guide and purchasing service. The purchase

                                 XOOM.COM, INC.

2. BUSINESS COMBINATIONS AND TECHNOLOGY ACQUISITIONS (CONTINUED)

consideration consisted of 718,224 shares of common stock with an estimated fair value of $40.70 per share, the assumption of 54,490, 52,948, and 23,132 employee stock options at a price per share of $40.29, $40.06, and $26.90, respectively, and acquisition costs of approximately $300,000. In addition, 212,202 shares of the Company's common stock were placed into an escrow account. Of the shares held in escrow, 50% will be released on various milestone dates prior to June 2000, upon the completion of certain performance objectives, and 50% will be released in August 2000, upon the expiration of certain indemnification obligations.

    The purchase consideration was allocated to the acquired assets and assumed liabilities based on fair values as follows (in thousands):

Cash........................................................  $   378
Accounts receivable and other current assets................        5
Net fixed assets............................................      362
Purchased technology........................................   16,700
Acquired workforce..........................................      321
Goodwill....................................................   21,116
Liabilities assumed.........................................     (135)
                                                              -------
Total purchase consideration................................  $38,747
                                                              =======

PRIVATE ONE, INC.

    On August 3, 1999, the Company acquired 100% of the outstanding shares of Private One, Inc., a designer and developer of a secure e-mail software service. The purchase consideration consisted of 47,999 shares of common stock with an estimated fair value of $40.70 per share and acquisition costs of approximately $3,000. In addition, 12,000 shares of the Company's common stock will be placed into an escrow account. Of the shares held in escrow, 25% will be released in February 2000, and 25% in August 2000, or upon the completion of certain milestones, whichever is earlier. The remaining 50% of the shares held in escrow will be released in August 2000, upon the expiration of certain indemnification obligations.

    The purchase consideration was allocated to the acquired assets and assumed liabilities based on fair values as follows (in thousands):

Cash........................................................  $    1
Net fixed assets............................................      16
Goodwill....................................................   2,209
Liabilities assumed.........................................     (25)
                                                              ------
Total purchase consideration................................  $2,201
                                                              ======

                                 XOOM.COM, INC.

2. BUSINESS COMBINATIONS AND TECHNOLOGY ACQUISITIONS (CONTINUED)

SUMMARY OF PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT, PURCHASED TECHNOLOGY AND ACQUIRED WORKFORCE. The intangible assets, as of September 30, 1999, including all acquisitions, are summarized as follows (in thousands):

Acquired workforce..........................................  $    578
Purchased technology........................................    27,362
Goodwill....................................................    77,275
                                                              --------
Intangible assets...........................................   105,215
Accumulated amortization....................................    (9,678)
                                                              --------
Intangible assets, net......................................  $ 95,537
                                                              ========

    The total purchased in-process research and development that had no alternative future use, and as such was charged to operations in the nine months ended September 30, 1999, is summarized below (in thousands):

MightyMail Networks, Inc....................................  $1,082
Paralogic Software Corporation..............................   1,521
                                                              ------
Total purchased in-process research and development.........  $2,603
                                                              ======

    The following unaudited pro forma summary represents the consolidated results of operations as if all the acquisitions to date had occurred at the beginning of the periods presented.

                                                             PERIOD ENDED
                                                             SEPTEMBER 30,
                                                          -------------------
(IN THOUSANDS EXCEPT PER SHARE INFORMATION)                 1999       1998
-------------------------------------------               --------   --------
                                                              (UNAUDITED)
Pro forma net revenue...................................  $ 20,318   $  5,364
Pro forma loss from operations..........................   (47,368)   (27,780)
Pro forma net loss......................................   (41,234)   (27,763)
Pro forma net loss per share-basic and diluted..........     (2.10)     (2.59)
Number of shares used in pro forma per share
  calculation-basic and diluted.........................    19,655     10,727

    The pro forma results are not necessarily indicative of what actually would have occurred if the acquisitions had been in effect for the entire period presented and are not intended to be a projection of future results. In-process research and development charges of $2,603,000 and $460,000 were excluded from the pro forma net loss and pro forma net loss per share figures for the periods ended September 30, 1999 and 1998, respectively.

NBC INTERNET, INC.

    On May 9, 1999, the Company, certain subsidiaries of the Company, SNAP! LLC, National Broadcasting Company, Inc., and certain of its affiliates and CNET, Inc. entered into a series of definitive agreements relating to the formation of a new company to be named NBC Internet, Inc. On each of

                                 XOOM.COM, INC.

2. BUSINESS COMBINATIONS AND TECHNOLOGY ACQUISITIONS (CONTINUED)

June 11, 1999, and July 8, 1999, an amendment to one of each of the definitive agreements was signed. The terms of the original agreement and each amendment are filed with the Securities and Exchange Commission. On November 24, 1999 the Company will be convening a meeting of the stockholders to ratify and approve the NBC Internet, Inc. related agreements.

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

    The following is a summary of available-for-sale securities (in thousands):

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                          1999            1998
                                                      -------------   ------------
Demand and money market instrument accounts.........    $ 75,825        $  8,731
Corporate bonds and notes...........................      98,614          36,444
Market auction preferred stock......................      24,300          11,400
Equity investments..................................         186              --
                                                        --------        --------
  Total available-for-sale securities...............     198,925          56,575
Less amounts included in cash and cash
  equivalents.......................................     (75,409)        (54,575)
                                                        --------        --------
  Marketable securities.............................    $123,516        $  2,000
                                                        ========        ========

    The cost of securities sold is based on the specific identification method. All available-for-sale securities at September 30, 1999 have maturity dates in 1999 and 2000. In addition the Company had long-term marketable securities of $58.6 million as of September 30, 1999.

4. NOTES RECEIVABLE FROM STOCKHOLDERS

    On June 16, 1999, in connection with its acquisition of MightyMail
Networks, Inc., the Company assumed stock subscriptions receivable from related parties in exchange for shares of common stock. As of September 30, 1999, outstanding stock subscriptions receivable amounted to approximately $995,000. All amounts mature by April 2002 and bear interest at a rate of 5.28% per annum.

5. COMMITMENTS

    In August 1999, the Company entered into a 10-year non-cancelable lease agreement for approximately 187,000 square feet of office space located in San Francisco, California. Minimum lease commitments for the years ended
December 31, 1999, 2000, 2001, 2002, 2003, and thereafter are approximately $339,000, $4,707,000, $5,655,000 $5,655,000, $5,655,000, and $34,539,000,
respectively. In August 1999, in connection with the lease agreement, the Company entered into an irrevocable letter of credit with a commercial bank in the amount of $4,500,000 as a security deposit payable to the landlord, the amount of which is included in other assets for the period ended September 30, 1999.

                                 XOOM.COM, INC.

6. STOCKHOLDERS' EQUITY

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

INVESTMENT FROM NATIONAL BROADCASTING COMPANY, INC.

    On July 29, 1999, the Company issued 960,028 shares to National Broadcasting Company, Inc. for $57.29 per share in connection with a Stock Purchase Agreement dated June 11, 1999. The Company received proceeds of $55.0 million. The Stock Purchase Agreement is filed on Form 8-K with the Securities and Exchange Commission.

WARRANTS

    On September 13, 1999, the Company entered into a strategic alliance with SNAP! LLC and ValueVision International, Inc. whereby the parties entered into re-branding and electronic commerce agreements, including television home shopping, Internet shopping and direct e-commerce initiatives. Under the terms of the agreements, SNAP granted ValueVision a ten-year, exclusive license to SNAP's "SnapTV" trade-mark for the purpose of operating a television home shopping service and a Website at www.snaptv.com. ValueVision
International, Inc.'s television home shopping network, currently called ValueVision, will be re-branded as SnapTV. Xoom.com will become the direct electronic commerce partner for SnapTV, managing the customer database, e-mail marketing and other sales efforts. Direct online shopping offers will include Xoom.com products and services, as well as SnapTV merchandise. ValueVision and Xoom.com will share revenues from all such initiatives. As part of the agreements, ValueVision and Xoom.com entered into a warrant purchase agreement whereby Xoom.com agreed to purchase a warrant for 404,760 shares of ValueVision common stock at an exercise price of $24.71 per share, and ValueVision agreed to purchase a warrant for 244,004 shares of Xoom.com common stock at an exercise price of $40.89 per share. The fair value of the warrant the Company received from ValueVision was deemed to be $6.3 million, and the fair value of the warrant the Company granted to ValueVision was deemed to be $6.9 million. The value of the warrant received by Xoom.com was recorded as a long-term investment. The value of the warrant granted by the Company was recorded as an addition to stockholders' equity. The difference in value was recorded as a deferred charge, which will be charged to sales and marketing expense over the warrant's estimated life. The warrants may be exercised after the closing of the proposed NBCi merger agreement until September 12, 2004. In the event the transactions contemplated in the merger agreement do not occur by December 31, 1999, the warrants shall terminate. These rights and obligations of Xoom.com and SNAP will be assigned to and assumed by NBC Internet, Inc. following consummation of the transactions contemplated in the NBC Internet, Inc. merger agreement.

1998 EMPLOYEE STOCK PURCHASE PLAN

    The Company's 1998 Employee Stock Purchase Plan was terminated by the Board of Directors in May 1999.

                                 XOOM.COM, INC.

7. NET LOSS PER SHARE

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

8. COMPREHENSIVE INCOME (LOSS)

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

    The components of the Company's comprehensive loss are as follows (in thousands):

                                             THREE MONTHS           NINE MONTHS
                                                 ENDED                 ENDED
                                             SEPTEMBER 30,         SEPTEMBER 30,
                                          -------------------   -------------------
                                            1999       1998       1999       1998
                                          --------   --------   --------   --------
Net loss................................  $(8,564)   $(3,053)   $(18,614)  $(6,392)
Unrealized gain on investments..........      421         --           3        --
                                          -------    -------    --------   -------
Comprehensive loss......................  $(8,143)   $(3,053)   $(18,611)  $(6,392)
                                          =======    =======    ========   =======

9. LEGAL PROCEEDINGS

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

9. LEGAL PROCEEDINGS (CONTINUED)

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

    Based on the discussions with Imageline, the Company believes the range of liability related to this matter is from $0 up to $10,000,000; however, the Company believes it is unlikely that the liability would exceed $1,000,000. Accordingly, the Company reserved $1,000,000 for this potential liability in a prior period. The Company believes that the $1,000,000 accrual represents a reasonable estimate of the loss that could be incurred in the Imageline dispute. Based on information available to date management does not believe that the outcome of this matter will have a material effect on the Company's financial position, results of operations and cash flows over and above the $1,000,000 accrued in the 1998 financial statements. If not successful in defending this claim, the resulting outcome could have a material adverse impact on the Company's business, results of operations, cash flows and financial condition in a particular period.

    Zoom Telephonics, Inc. filed a lawsuit against the Company in September 1998 alleging trademark infringement and related statutory violations. The Company was not served with Zoom Telephonics' complaint until January 1999. Zoom Telephonics has demanded that the Company stop using the XOOM trademark and has asked for an unspecified amount of money damages. The Company responded to the complaint in February 1999. In April 1999, Zoom Telephonics filed a motion for a preliminary injunction to stop the Company from using any mark containing "Xoom." In June 1999 the Company filed an opposition to Zoom Telephonics' motion for preliminary injunction. A hearing on the motion was held on September 30, 1999. On October 7, 1999 the court denied Zoom Telephonics' motion for a preliminary injunction but allowed Zoom Telephonics to request the court to reconsider the motion if the Xoom.com merger does not close by October 31, 1999. On November 3, 1999 Zoom Telephonics filed a motion to renew their previous motion for preliminary injunction. The Company intends to respond to Zoom Telephonics' most recent motion. Although the Company believes that the claims asserted by Zoom Telephonics are without merit, such litigation could have a material adverse effect on the Company's business, results of operations and financial condition, particularly if such litigation forces the Company to make substantial changes to its name and trademark usage.

    On October 4, 1999, John G. Balletto ("Balletto") filed a lawsuit against Xoom.com in September 1999 in the San Francisco Superior Court alleging breach of contract and specific performance. Balletto has alleged that in connection with a loan which Xoom.com obtained from Sand Hill Capital LLC in 1998 and pursuant to an oral contract with Xoom.com, Balletto is entitled to a finder's fee. Balletto has sought specific performance of the alleged oral agreement by having the court direct Xoom.com to issue 33,784 shares of Common Stock to Balletto and such other relief that the Court may deem just and proper. Xoom.com believes that this lawsuit is without merit and intends to defend the suit vigorously. Xoom.com does not believe that the outcome of this matter will materially adversely impact its results of operations, cash flows, or financial position. However, depending on the amount and timing, an unfavorable resolution could have a material adverse effect on Xoom.com's results of operations, financial position or cash flows in a particular period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THE DISCUSSION IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" CONTAINS TREND ANALYSES AND OTHER FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. ALL STATEMENTS, TREND ANALYSES AND OTHER INFORMATION CONTAINED HEREIN RELATIVE TO MARKETS FOR XOOM.COM's SERVICES AND PRODUCTS AND TRENDS IN REVENUE, AS WELL AS OTHER STATEMENTS INCLUDING SUCH WORDS AS "ANTICIPATE," "BELIEVE," "PLAN," "ESTIMATE," "EXPECT," "GOAL," AND "INTEND" AND OTHER SIMILAR EXPRESSIONS CONSTITUTE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO BUSINESS AND ECONOMIC RISKS, AND XOOM.COM'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE SET FORTH IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF THE PROPOSED MERGER WITH SNAP! LLC AND NBC MULTIMEDIA CORPORATION, WHICH IS EXPECTED TO CLOSE IN THE FOURTH QUARTER OF 1999, AND OTHER FACTORS SET FORTH ELSEWHERE HEREIN, INCLUDING "CERTAIN RISK FACTORS WHICH MAY IMPACT FUTURE OPERATING RESULTS," PAGE 28, AS WELL AS FACTORS SET FORTH IN XOOM.COM'S ANNUAL REPORT ON FORM 10-K.

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

    From inception through September 30, 1999, we generated total net revenue of approximately $29.1 million. Since January 1998, the number of members has grown from 100,000 to 11.5 million as of November 10, 1999.

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

    We expect operating expenses will continue to increase in the future as we continue to seek to expand our business. To the extent that these expenses are not accompanied by an increase in net revenue, our business, results of operations and financial condition could be materially adversely affected. Our operating losses might increase in the future, and we cannot guarantee that we will ever achieve or sustain profitability. See "Certain Risk Factors Which Might Impact Future Operating Results -We cannot assure you that we will be profitable because we have operated our business only for a short period of time."

    Since January 1, 1999, we have entered into various business and technology acquisitions, license arrangements and strategic alliances in order to build our communities, provide community-specific content, generate additional traffic, increase the number of members and establish additional sources of net revenue. In April 1999, we acquired Focused Presence, Inc., a company that operates a global directory of small businesses, for approximately $1.7 million. In
May 1999, we acquired Net Floppy, Inc, a provider of online file storage for Web users for approximately $1.4 million, and we acquired MightyMail
Networks, Inc., a developer of an enhanced e-mail product that enables customization of e-mail according to user preferences for approximately
$23.1 million. In June 1999, we acquired Paralogic Software Corporation, which provides Web site authoring and community building tools, such as Java based community products and services, including customizable chat rooms, discussion boards, guestbooks and event calendars, for approximately $35.4 million. In August 1999, we acquired LiquidMarket Inc., the developer of a next-generation on-line comparison shopping guide and purchasing service, for approximately $38.7 million, and we acquired Private One, Inc., a designer and developer of a secure e-mail software service, for approximately $2.2 million.

    Because most Internet business acquisitions involve the purchase of significant amounts of intangible assets, acquisitions of such businesses also result in the recording of goodwill, purchased technology, and acquired workforce, and significant charges for purchased in-process research and development. During the three months ended September 30, 1999, we expensed $0 for purchased in-process research and development and $5.5 million for the amortization of goodwill, purchased technology, and acquired workforce. During the same period ended September 30, 1998, we expensed $130,000 for purchased in-process research and development and $741,000 for the amortization of goodwill and purchased technology. During the nine months ended September 30, 1999, we expensed $2.6 million for purchased in-process research and development and $7.8 million for the amortization of goodwill, purchased technology, and acquired workforce. During the same period ended September 30, 1998, we expensed $790,000 for purchased in-process research and development and $1.1 million for the amortization of goodwill and purchased technology.

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

    International sales comprised approximately 12% of total net revenue for the three months ended September 30, 1999 and they represented 27% of total net revenue for the same period ended September 30, 1998. This consisted of $1.1 million in net revenue for the three months ended September 30, 1999 and $618,000 in net revenue for the same period ended September 30, 1998. International sales comprised approximately 14% of total net revenue for the nine months ended September 30, 1999 and 29% of total net revenue for the same period ended September 30, 1998. This consisted of $2.8 million in net revenue during the nine months ended September 30, 1999 and $1.4 million in net revenue during the same period ended September 30, 1998. The decreases in the percentage of international revenue in both periods are due to the overall increase in domestic revenue. See "Certain Risk Factors Which Might Impact Future Operating Results--Our international operations are subject to risks that could have a material adverse effect on our results of operations."

    We may need to increase our inventory levels in the future to support a wider base of e-commerce products and to take advantage of volume purchase discounts. We contract with a third party warehousing and order fulfillment company to stock inventory and ship products directly to customers. We take title to this inventory, have responsibility for this inventory, and record inventory on our balance sheet until the final shipment to customers or other disposition of the inventory. There are inherent risks and costs in stocking inventory and coordinating with a third party warehousing and order fulfillment company. These risks include, but are not limited to, product obsolescence, excess inventory, and inventory shortages resulting in unfulfilled orders, which could materially adversely affect operating results in the future. See "Certain Risk Factors Which Might Impact Future Operating Results--Any failure of our network infrastructure could have a material adverse effect on our results of operations" and--"We depend on our vendors and suppliers."

    As a strategic response to changes in the competitive environment, we might from time to time make certain pricing, service or marketing decisions or pursue business combinations that could have a material adverse effect on our business, results of operations and financial condition. In order to accelerate the promotion of our brands, we intend to significantly increase our marketing budget, which could materially and adversely affect our business, results of operations and financial condition. We expect to experience seasonality in our business, with user traffic on the Xoom.com site potentially being lower during the summer and year-end vacation and holiday periods when overall usage of the Web is lower. Additionally, seasonality may significantly affect our advertising revenue during the first and third calendar quarters, as advertisers historically spend less during these periods. Because Web-based commerce and advertising is an emerging market, additional seasonal and other patterns may develop in the future as the market matures. Any seasonality is likely to cause quarterly fluctuations in our operating results, and these patterns could have a material adverse effect on our business, results of operations and financial condition.

RESULTS OF OPERATIONS

    The following table presents certain consolidated statement of operations data for the periods indicated as a percentage of total net revenue.

                                                          THREE MONTHS ENDED          NINE MONTHS ENDED
                                                            SEPTEMBER 30,               SEPTEMBER 30,
                                                        ----------------------      ----------------------
                                                          1999          1998          1999          1998
                                                        --------      --------      --------      --------
Net revenue:
  E-commerce..........................................     48.3 %        66.6 %        51.5 %        69.2 %
  Advertising.........................................     50.8          26.0          47.9          19.6
  Licensing...........................................      0.9           7.4           0.6          11.2
                                                        -------       -------        ------        ------
    Total net revenue.................................    100.0         100.0         100.0         100.0
Cost of net revenue:
  Cost of e-commerce..................................     31.4          46.4          37.5          40.4
  Cost of advertising revenue(1)......................      1.2            --           0.9            --
  Cost of licensing...................................       --           0.3            --           0.7
                                                        -------       -------        ------        ------
    Cost of net revenue...............................     32.6          46.7          38.4          41.1
                                                        -------       -------        ------        ------
Gross profit..........................................     67.4          53.3          61.6          58.9
Operating expenses:
Operating and development.............................     33.6          52.6          28.7          52.6
  Sales and marketing.................................     66.6          37.1          67.9          32.3
  General and administrative..........................     35.5          46.0          34.4          44.4
  Purchased in-process research and development.......       --           5.7          13.1          16.2
  Amortization of deferred compensation...............      1.0          13.2           2.5          22.8
  Amortization of intangible assets...................     61.8          32.2          39.4          22.3
                                                        -------       -------        ------        ------
    Total operating expenses..........................    198.5         186.8         186.0         190.6
                                                        -------       -------        ------        ------
Loss from operations..................................   (131.1)       (133.5)       (124.4)       (131.7)
Other income, net.....................................     35.5           0.7          30.8           0.3
                                                        -------       -------        ------        ------
Net loss..............................................    (95.6)%      (132.8)%       (93.6)%      (131.4)%
                                                        -------       -------        ------        ------

------------------------

(1) There were no material costs of advertising revenue during 1998.

NET REVENUE

    Total net revenue for the three months ended September 30, 1999 was $9.0 million, an increase of approximately $6.7 million over revenues of $2.3 million for the three months ended September 30, 1998. Total net revenue for the nine months ended September 30, 1999 was $19.9 million, an increase of approximately $15.0 million over revenues of $4.9 for the nine months ended September 30, 1998. The increases in both the three-month and nine-month periods were primarily due to the following three factors: (A) the expansion of our membership base; (B) an increase in the frequency of e-mail offerings and broader product offerings (which resulted in an increase in product sales through e-commerce); and (C) an increase in Web-based advertising (our higher Web site traffic increased our attractiveness to advertisers).

E-COMMERCE REVENUE

    E-commerce revenue consists of on-line product sales (inclusive of shipping and handling fees), as well as fees paid to Xoom.com for co-branded email-based product offers and for customer referrals. E-commerce revenue increased to $4.3 million in the three months ended September 30, 1999 from

$1.5 million in the three months ended September 30, 1998. E-commerce revenue increased to $10.3 million in the nine months ended September 30, 1999 from $3.4 million in the nine months ended September 30, 1998. The increases in net revenue in both periods are primarily due to the expansion of our membership base, which resulted in an increase in product sales, as well as expansion of the breadth of products offered. The percentage of our total net revenue attributable to e-commerce revenue decreased to 48.3% in the three months ended September 30, 1999 from 66.6% in the three months ended September 30, 1998. The percentage of our total net revenue attributable to e-commerce revenue decreased to 51.5% in the nine months ended September 30, 1999 from 69.2% in the nine months ended September 30, 1998. The decreases in both periods were due to the fact that advertising revenue grew at a more rapid rate than e-commerce revenue during the three and nine months ended September 30, 1999 as compared to the three and nine months ended September 30, 1998. We expect e-commerce revenue to continue to account for a large percentage of net revenue as we expand our product offerings and increase our direct e-commerce response rates through better member demographic information and targeting of product offers.

    We believe that offering our customers attractive prices is an essential component of our business strategy. We may in the future increase the discounts we offer our customers and may otherwise alter our pricing structures and policies. We anticipate that any increase in discounts or price reductions will reduce gross margins below those we experienced for the three and nine months ended September 30, 1999 and 1998.

ADVERTISING REVENUE

    Advertising revenue increased to $4.6 million in the three months ended September 30, 1999 from $598,000 in the three months ended September 30, 1998. Advertising revenue increased to $9.5 million in the nine months ended
September 30, 1999 from $953,000 in the nine months ended September 30, 1998. Of these increases, approximately $400,000 is related to advertising inventory sold to SNAP! LLC. The percentage of our total net revenue attributable to advertising revenue increased to 50.8% in the three months ended September 30, 1999 from 26.0% in the three months ended September 30, 1998. The percentage of our total net revenue attributable to advertising revenue increased to 47.9% in the nine months ended September 30, 1999 from 19.6% in the nine months ended September 30, 1998. The increases in advertising revenue in each period in both absolute dollars and in percentage of net revenue are primarily a result of the increase in our membership, increased site traffic, and expansion of our advertising sales force. As our membership base continues to grow and the demand for advertising on our Web-site remains strong, we can expect that our advertising revenues will continue to represent a large percentage of our overall net revenue.

LICENSING REVENUE

    Licensing revenue decreased to $80,000 in the three months ended
September 30, 1999 from $170,000 in the three months ended September 30, 1998. Licensing revenue decreased to $119,000 in the nine months ended September 30, 1999 from $546,000 in the three months ended September 30, 1998. As we expand our e-commerce and advertising revenue, we can expect that licensing revenue will continue to represent a small percentage of net revenue.

COST OF NET REVENUE

    Gross margins increased to 67.4% in the three months ended September 30, 1999 from 53.3% in the three months ended September 30, 1998. Gross margins increased to 61.6% in the nine months ended September 30, 1999 from 58.9% in the nine months ended September 30, 1998. Both increases were a result of a change in the revenue mix. In the three and nine months ended September 30, 1999, advertising sales (which have higher margins than e-commerce sales) generated more of our overall revenue than e-commerce sales, as compared to the three and nine months ended September 30, 1998.

COST OF E-COMMERCE REVENUE

    Cost of e-commerce revenue consists primarily of the costs of merchandise sold to customers, credit card commissions, product fulfillment, and outbound shipping and handling costs. Cost of e-commerce was $2.8 million for the three months ended September 30, 1999 and it was $1.1 million for the same period ended September 30, 1998. Cost of e-commerce revenue was $7.5 million for the nine months ended September 30, 1999 and it was $2.0 million for the same period ended September 30, 1998. The increase in absolute dollars of the cost of e-commerce revenue in the three and nine months ended September 30, 1999 as compared to the same period ended September 30, 1998 was primarily due to the overall growth in e-commerce revenue.

    As a percentage of net revenue, the cost of e-commerce revenue was 31.4% for the three months ended September 30, 1999 and it was 46.4% for the same period ended September 30, 1998. As a percentage of net revenue, the cost of e-commerce was 37.5% for the nine months ended September 30, 1999 and it was 40.4% for the same period ended September 30, 1998. These decreases in percentages were primarily due to the increase in sources of e-commerce revenue which have higher margins, such as co-branded email-based product offers and customer referrals.

COST OF ADVERTISING REVENUE

    Cost of advertising revenue consists primarily of revenue sharing amounts we pay to our customers for advertising sold on co-branded sites. Cost of advertising revenue was $108,000 in the three months ended September 30, 1999, and it was $183,000 in the nine months ended September 30, 1999. Cost of advertising revenue was $0 in the three and nine months ended September 30, 1998. These increases are primarily a result of an increased demand for advertising on co-branded Web sites, and the expansion of our advertising and business development sales forces.

    As a percentage of net revenue, cost of advertising revenue was 1.2% in the three months ended September 30, 1999 and it was 0.9% for the nine months ended September 30, 1999. There was no material costs of advertising revenue in 1998. We expect the cost of advertising revenue to continue to grow as a percentage of net revenue.

COST OF LICENSING REVENUE

    Cost of licensing revenue consists primarily of royalties on net revenue from license fees. Cost of licensing revenue was $4,000 for the three months ended September 30, 1999 and it was $7,000 for the same period ended
September 30, 1998. Cost of licensing revenue was $4,000 during the nine months ended September 30, 1999 and it was $35,000 during the same period ended September 30, 1998. We expect that the cost of licensing revenue should continue to be a small percentage of the total cost of revenues as compared to the cost of e-commerce revenues.

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

OPERATING AND DEVELOPMENT EXPENSES

    Operating and development expenses consist primarily of payroll and related expenses for development and network operations personnel and consultants, costs related to systems infrastructure including Web site hosting, and costs of acquired content to enhance our Web site. Operating and development expenses increased to $3.0 million in the three months ended September 30, 1999 from $1.2 in the three months ended September 30, 1998. Operating and development expenses increased to $5.7 million in the nine months ended September 30, 1999 from $2.6 million in the nine months ended September 30, 1998.

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

    Operating and development costs decreased as a percentage of total net revenue to 33.6% in the three months ended September 30, 1999 from 52.6% in the three months ended September 30, 1998. Operating and development costs decreased as a percentage of total net revenue to 28.7% in the nine months ended
September 30, 1999 from 52.6% in the nine months ended September 30, 1998. The decreases in operating and development expense as a percentage of total net revenue in both periods were due to the overall growth in net revenue.

SALES AND MARKETING EXPENSES

    Sales and marketing expenses consist primarily of payroll and related expenses for personnel engaged in sales, marketing, publishing and customer support, as well as advertising and promotional expenditures. Sales and marketing expenses increased to $6.0 million in the three months ended
September 30, 1999 from $853,000 in the three months ended September 30, 1998. Sales and marketing expenses increased to $13.5 million in the nine months ended September 30, 1999 from $1.6 million in the nine months ended September 30, 1998. The absolute dollar increases from period to period in sales and marketing expenses were primarily attributable to increased personnel and related expenses required to implement our sales and marketing strategy as well as increased public relations and other promotional and advertising expenses. Additionally, in connection with the proposed business combination of Xoom.com, SNAP! LLC and certain Internet assets of NBC, we incurred a $424,000 charge related to the cancellation of an advertising contract in the nine months ended September 30, 1999. We expect to continue hiring additional personnel and to pursue a branding and marketing campaign. Therefore, we expect marketing and sales expenses to continue to increase significantly in absolute dollars.

    Sales and marketing expenses increased as a percentage of total net revenue to 66.6% in the three months ended September 30, 1999 from 37.1% in the three months ended September 30, 1998. Sales and marketing expenses increased as a percentage of total net revenue to 67.9% in the nine months ended September 30, 1999 from 32.3% in the nine months ended September 30, 1998. The increases in sales and marketing expenses as a percentage of total net revenue in both periods were due to the hiring of new sales and marketing personnel and other promotional and advertising expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses consist primarily of payroll and related costs for general corporate functions, including finance, legal, accounting, business development, human resources, investor relations, facilities and administration, as well as legal fees, insurance, and fees for professional services and directors. General and administrative expenses increased to $3.2 million in the three months ended September 30, 1999 from $1.1 million in the three months ended September 30, 1998. General and administrative expenses increased to $6.8 million in the nine months ended September 30, 1999 from $2.2 million in the nine months ended September 30, 1998. The absolute dollar increases from period to period in general and administrative expenses were primarily due to increases in the number of general and administrative personnel, as well as increases in professional services and facilities-related expenses to support the growth of our operations. We expect general and administrative expenses to increase in absolute dollars in future periods as we expand our staff, and incur additional costs related the growth of our operations.

    General and administrative expenses decreased as a percentage of total net revenue to 35.5% in the three months ended September 30, 1999 from 46.0% in the three months ended September 30, 1998. General and administrative expenses decreased as a percentage of total net revenue to 34.4% in the nine months ended September 30, 1999 from 44.4% in the nine months ended
September 30, 1998. The decreases in general and administrative expenses as a percentage of total net revenue in both periods were due to the overall growth in net revenue.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

    For the three months ended September 30, 1999 there were no charges for the cost of purchased in-process research and development, and for the same period ended September 30, 1998 we recognized $130,000 in connection with the acquisition of Pagecount, Inc.. For the nine months ended September 30, 1999 we recognized the cost of purchased in-process research and development of $2,603,000 in connection with the acquisitions of MightyMail Networks, Inc. and Paralogic Software Corporation, and for the same period ended September 30, 1998 we recognized $790,000 in connection with the acquisitions of Paralogic Corporation, the purchase of certain assets of Revolutionary Software, Inc, and the acquisition of Pagecount, Inc.

ACQUISITIONS DURING THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1999

Mightymail Networks, Inc.

    In connection with the MightyMail Networks acquisition, we acquired MightyMail Networks' e-mail platform. The MightyMail platform allows branding material and marketing content to be placed within person-to-person e-mail that is sent by individuals to individuals. The MightyMail application runs on an Oracle database and Unix operating system. All the application code is written using Java servlets, which are Java applets that run within a Web server environment. The MightyMail application uses a three-tiered architecture common to most Internet applications: an interface layer, an application layer, and a database layer. In addition, MightyMail uses a custom mail agent that links into a standard mail transfer agent. In the future, we expect that this custom mail agent will be useable by any standard mail protocol for users who wish to run the MightyMail application running in their own mail environment.

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

    The nature of the remaining estimated efforts necessary to develop version
2.0 of the MightyMail technology include:

    - Integration with Xoom.com's existing webmail system. This integration will bring MightyMail capabilities, which includes the ability to compose rich e-mail, to Xoom.com's existing account holders, which now exceed 700,000 users.

    - Re-architecting of the MightyMail platform to be technically compatible with the Xoom.com technology infrastructure. The primary compatibility issue will be the integration of Apache Web server technology in place of the current Java Web Server from Sun Microsystems.

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

Paralogic Software Corporation

    In connection with the Paralogic Software Corporation acquisition, we acquired Paralogic Software Corporation's product Anexa.com, a combination of Web site authoring and community building tools that allows users to instantly create comprehensive Web sites featuring multi-media albums, discussion forums, events, chat, news announcements, classified ads, guest books, membership databases and community administration. In connection with this acquisition we also obtained ParaChat Professional, chat software that is licensed to individuals and businesses. This software is hosted by a server and is supported by a staff of engineers, both of which were acquired in conjunction with the Paralogic Software Corporation acquisition. This is in contrast to the purchase of the ParaChat Personal Network, which we acquired in connection with the purchase of Paralogic Corporation in March 1998. The ParaChat Personal Network is hosted by Xoom.com, and is based on a free chat service that Xoom.com members can download on to their Web pages.

    At the time of acquisition, the current versions of Anexa.com and ParaChat Professional did not represent the more robust, feature-rich products that Paralogic Software Corporation envisioned and intended to develop in the twelve months following the acquisition date. The future versions of these products are expected to incorporate a number of significant additional features including enhanced scalability as traffic is added, a relational database management system, support capability, e-mail verification, improved directory services, search capability, instant messaging, file sharing capability, home page publishing, additional administration and management tools, calendar and address book capabilities, polls, gift galleries, greeting cards, voice chat, and white board functionality. The nature of the remaining estimated efforts necessary to develop the acquired, incomplete new versions of Anexa.com and ParaChat Professional into commercially viable products include:

    - ANEXA.COM. These changes fall into the following categories:

       (A) new features like Paralogic Instant Messenger, support for Uniplanet calendar and support for MightyMail mail;

       (B) feature enhancements and upgrades, like Media Albums Plus to handle MP3 files, moderated message boards and improved event notification;

       (C) user interface enhancements: administration tools; and

       (D) bug fixing.

    - PARACHAT PROFESSIONAL. These changes fall into the following categories:

       (A) new features like voice chat and HTML chat to extend the chat experience;

       (B) user interface enhancements; support for moderated events, such as the ability to accept or deny audience questions;

       (C) administration tools, like a filth filter and "Chat 911" to help manage abusive behavior in chat rooms;

       (D) support for internationalization; and

       (E) bug fixing.

    As of the date of the technology's valuation, we estimated that 17% of the research and development effort had been completed at the date of acquisition and expected the remaining research and development efforts relating to the completion of the new versions of Anexa.com and ParaChat Professional technology would require approximately nine months of effort from the date of valuation through its expected release date of March 2000. These projects include the use of eight engineers, spending 75% of their time on the project, for nine months, to create the new versions of the products, at an estimated total cost to complete of $576,000.

ACQUISITIONS DURING THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1998

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

Pagecount, Inc.

    In connection with the Pagecount acquisition, we acquired a Web page counter product, titled Pagecount. This product is a banner page counter that tracks the number of visitors that view a member's site. It further breaks down impression statistics or page views by day, date, and time. Other statistics include a list of locations from where the requests originated and the host names of up to 100 visitors. The software is maintained on the Pagecount server and tags are integrated into the Web site, which interface with the Pagecount server. In exchange for the use of the Pagecount service, a banner advertisement may be placed on each counter image.

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

AMORTIZATION OF DEFERRED COMPENSATION

    We did not record any deferred stock compensation charges to equity during the three months ended September 30, 1999 and we recorded charges to equity of $1.0 million for the same period ended September 30, 1998. We did not record any deferred stock compensation charges to equity during the nine months ended September 30, 1999 and we recorded charges to equity of $2.0 million for the same period ended September 30, 1998. The deferred compensation charges account for the difference between the exercise price and the deemed fair value of certain stock options we granted to our employees. We cannot guarantee that we will not accrue additional charges, which could have a material adverse effect on our business, results of operations and financial condition.

    The amortization of deferred compensation reflects the amortization of the deferred stock compensation charges to equity. We have recorded amortization of deferred compensation of $90,000 during the three months ended September 30, 1999 and we recorded $304,000 during the same period ended September 30, 1998. We recorded amortization of deferred compensation of $495,000 during the nine months ended September 30, 1999 and we recorded $1.1 million during the same period ended September 30, 1998.

AMORTIZATION OF INTANGIBLE ASSETS

    Amortization of intangible assets totaled $5.5 million for the three months ended September 30, 1999 and it was $741,000 for the same period ended September 30, 1998. Amortization of intangible assets totaled $7.8 million for the nine months ended September 30, 1999 and it totaled $1.1 million for the same period ended September 30, 1998. The additional amounts recorded in the three months ended September 30, 1999 represent amortization of intangible assets and goodwill resulting from our acquisitions of LiquidMarket, Inc., and Private One, Inc., amortized over periods ranging from 36 to 42 months. The additional amounts recorded in the nine months ended September 30, 1999 represent amortization of intangible assets and goodwill resulting from our acquisitions of Focused Presence, Inc., MightyMail Networks, Inc., Net
Floppy, Inc., Paralogic Software Corporation, LiquidMarket, Inc., and Private

One, Inc., amortized over periods ranging from 36 to 48 months. The amounts recorded in the three months and the nine months ended September 30, 1998, represent amortization of intangible assets and goodwill resulting from our acquisitions of Paralogic Corporation, Global Bridges Technologies, Inc., Pagecount, Inc., and the purchase of certain assets of Revolutionary Software, Inc., amortized over periods ranging from 24 to 42 months.

    For the acquisitions in the periods ended September 30, 1999, we have determined the appropriateness of the estimated useful lives related to the intangible assets based on general and specific analysis. In general, the Internet is characterized by rapid technological change, changes in users and customer requirements and preferences, frequent new product and service introductions and the emergence of new industry standards and practices.

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

    With respect to the purchased technology associated with the business and technology acquisitions, we considered the effects of obsolescence, demand, competition, and other economic factors. Due to the rapid technological change involved in the Internet, we estimated that new technologies would replace the intangible assets relating to the purchased technology within periods ranging from 24 to 48 months.

    With respect to the goodwill associated with the acquisitions, we considered the effects of obsolescence, demand, competition, other economic factors and expected actions of competitors and others. Based on these considerations, we determined the positive effect of the acquisitions, and therefore the life of the goodwill, to range from 24 to 48 months. See "Factors Affecting Operating Results--If we are unable to integrate new technologies and standards effectively, the results of our operations could be adversely affected,"--"Any increase in competition could adversely affect our ability to maintain or improve our position in the market relative to that of our competitors which could have a material adverse effect on our business and results of operations" and--"If we are unable to successfully integrate future acquisitions into our operation, then our business and results of operations could be adversely affected."

OTHER INCOME, NET

    Other income, net represents interest we earned on our cash and investments, offset by interest expense we paid on our borrowings. We earned approximately $3.2 million of interest income in the three months ended September 30, 1999 and we earned $37,000 in the same period ended September 30, 1998. We have earned approximately $6.2 million in interest income in the three months ended September 30, 1999 and we earned $37,000 during the same period ended
September 30, 1998. This increase was primarily due to the increased cash balances available to invest as a result of our initial public offering in December 1998, our secondary public offering in April 1999, and the investment from National Broadcasting Company in July 1999.

    Interest expense represents interest charges related to notes payable and capital leases. We incurred approximately $25,000 of interest expense in the three months ended September 30, 1999 and we incurred approximately $20,000 in the same period ended September 30, 1998. We incurred approximately $90,000 of interest expense in the nine months ended September 30, 1999, and we incurred approximately $20,000 in the same period ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

    Prior to our initial public offering, we financed our operations primarily through the private placement of common stock. On December 9, 1998, we completed our initial public offering of common stock, in which we issued 4,600,000 shares of common stock at a price of $14.00 per share. Proceeds from the offering were approximately $57.3 million, net of offering costs. On April 9, 1999, we completed a secondary public offering of our common stock and issued 4,600,000 shares (including 600,000 shares issued in connection with the exercise of the underwriter over-allotment option) at a price of $66.00 per share. Of the 4,600,000 shares of common stock sold in the offering, 2,659,800 were sold by Xoom.com and 1,940,200 shares were sold by existing stockholders. Proceeds from the follow-on offering were approximately $167 million, net of offering costs. On July 29, 1999, we issued 960,028 shares to National Broadcasting
Company, Inc. for $57.29 per share in connection with a Stock Purchase Agreement dated June 11, 1999. We received proceeds of $55.0 million.

    As of September 30, 1999, we had cash and cash equivalents and marketable securities of approximately $198.9 million. We regularly invest excess funds in short-term money market funds, government securities and commercial paper.

    Net cash used in operating activities for the nine months ended
September 30, 1999 was $14.9 million, and it was $3.1 million in the same period ended September 30, 1998. Cash used in operating activities in the nine months ended September 30, 1999 was primarily the result of net losses
($18.6 million), an increase in accounts receivable related to the growth of advertising revenues ($2.5 million), and an increase in other assets
($7.6 million) related to an increase in long-term deposits, partially offset by amortization of intangible assets ($7.8 million) and in-process research and development charges ($2.6 million) related to our acquisitions, and an increase in trade accounts payable ($3.9 million) related to the growth of our business. In the nine months ended September 30, 1998, cash used in operating activities was primarily the result of net losses ($6.4 million) and an increase in other assets ($1.4 million), partially offset by amortization of intangible assets ($1.1 million), and in-process research and development charges ($790,000) related to our acquisitions, the amortization of deferred compensation
($1.1 million) related to the granting of options to employees to purchase common stock, and the increase in trade accounts payable ($1.0 million) related to the overall growth of our business.

    Net cash used in investing activities in the nine months ended
September 30, 1999 was $187.0 million and it was $1.4 million in the same period ended September 30, 1998. Net cash used in investing activities in the nine months ended September 30, 1999 was primarily related to the purchase of marketable securities ($198.5 million), partially offset by the maturity of investments ($18.5 million). The net cash used in investing activities in each period was also related to purchases of fixed assets and net cash paid for business acquisitions. From time to time, we expect to evaluate the acquisition of products, businesses and technologies that complement our business. These acquisitions may involve cash investments.

    Net cash provided by financing activities in the nine months ended
September 30, 1999 was $222.8 million and it was $5.6 million in the same period ended September 30, 1998. Net cash provided by financing activities in the nine months ended September 30, 1999 was primarily related to proceeds from our secondary public offering ($167.0 million) and proceeds from the issuance of common stock to National Broadcasting Company ($55.0 million), partially offset by the repayment of notes payable ($608,000). Net cash provided by financing activities in the nine months ended September 30, 1998 was primarily attributable to net proceeds from the issuance of common stock ($5.5 million).

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

    We have conducted an internal review of software systems which we use for site management, network monitoring, quality assurance, transactions processing and fulfillment services. Because we developed these software systems internally, beginning at inception in 1996 when the Year 2000 problem already had some visibility, we were largely able to anticipate four digit requirements. In conjunction with ongoing reviews of its own products and services, we are also reviewing our computer infrastructure, including network equipment and servers. We do not anticipate material problems with network equipment, as our current configuration was installed within the last three years. Similarly, we purchased most of our servers in 1997 and 1998. With this relatively current equipment, we do not anticipate material Year 2000 compliance problems, and we will replace any servers that cannot be updated either in the normal replacement cycle or on an accelerated basis. We have also internally standardized our personal computers on Windows NT 4.0, using reasonably current service packs, which our vendor has advised us are Year 2000 compliant. We use multiple software systems for internal business purposes, including accounting, e-mail, development, human resources, customer service and support and sales tracking systems. All of these applications have been purchased within the last three years.

    We have made inquiries of vendors of systems we believe to be mission critical to our business regarding their Year 2000 readiness. Although we have received various assurances, we have not received affirmative documentation of Year 2000 compliance from any of these vendors and we have not performed any operational tests on our internal systems. We generally do not have contractual rights with third party providers should their equipment or software fail due to Year 2000 issues. If this third party equipment or software does not operate properly with regard to Year 2000, we may incur unexpected expenses to remedy any problems. These expenses could potentially include purchasing replacement hardware and software. We have not determined the state of compliance of some of our third-party suppliers of services such as warehousing and fulfillment services, phone companies, long distance carriers, financial institutions and electric companies, the failure of any one of which could severely disrupt its ability to carry on our business.

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

    Our applications operate in complex network environments and directly and indirectly interact with a number of other hardware and software systems. We are unable to predict to what extent our business may be affected if our systems or the systems that operate in conjunction with it experience a material Year 2000 failure. Known or unknown errors or defects that affect the operation of our software and systems could result in delay or loss of revenue, interruption of services, cancellation of contracts and memberships, diversion of development resources, damage to our reputation, increased service and warranty costs, and litigation costs, any of which could adversely affect our business, financial condition and results of operations. The most likely worst case scenario is that the Internet fails and we are unable to offer any services on our community site or make any of our direct e-commerce offerings, which would materially adversly affect our results of operations, financial position and cash flows in fiscal 2000.

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

WE CANNOT BE CERTAIN THAT OUR BUSINESS STRATEGY WILL BE SUCCESSFUL OR THAT WE WILL SUCCESSFULLY ADDRESS THESE RISKS.

    As of September 30, 1999, we had an accumulated deficit of $33.0 million. Although we have experienced growth in our net revenue, members, customers and reach in recent periods, these growth rates are not sustainable and will decrease in the future. To date, we have not been profitable on either a quarterly or an annual basis, and we expect to incur net losses for the foreseeable future. We expect our operating expenses to increase significantly, especially in the areas of sales and marketing and brand promotion, and, as a result, we will need to increase our revenue to become profitable. If our revenue does not grow as expected or increases in our expenses are not in line with forecasts, there could be a material adverse effect on our business, results of operations and financial condition.

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

    A substantial portion of our net revenue is from short-term advertising contracts, usually one to two months in length. That means our quarterly net revenue is a function of the contracts we enter into within the quarter and our ability to adjust spending in light of any net revenue shortfalls. To date, our advertising revenue comes from a small to medium group of customers whose composition periodically changes. For example, during the nine months ended September 30, 1999, our five largest advertisers accounted for approximately 25% of our total advertising revenue. As a result, the cancellation of even a small number of these advertising contracts could affect our operating results. Advertising revenue is also linked to the level of traffic on our Web site, so if traffic is less than the level expected by our advertising customers, our revenue from this source could be affected. We have guaranteed our advertisers a minimum number of impressions on our Web site. Reduced traffic on our Web site would cause us to fall short in meeting this minimum requirement and as a result we may give credits to our advertisers and reduce advertising rates, which would lead to a reduction in our revenue from advertising.

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

    Our future success also depends on the continued growth in the use of the Internet and the Web. Use of the Internet for retail transactions is a recent development and the continued demand and growth of a market for services and products via the Internet is uncertain. For the nine months ended September 30, 1999, e-commerce was the source of approximately 51.5% of our total net revenue. The Internet may ultimately prove not to be a viable commercial marketplace for a number of reasons, including:

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

OUR INTERNATIONAL OPERATIONS ARE SUBJECT TO RISKS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS

    We market and sell our products in the United States and internationally. Approximately 14% of our net revenue during the first three quarters of 1999 came from sales outside the United States. We plan to establish additional operations or form business partnerships in other parts of the world. The expansion of our existing international operations and entry into additional international markets will require substantial management attention and financial resources. We cannot be certain that our investment in establishing operations in other countries will produce the desired levels of revenue. In addition, international operations are subject to other inherent risks and problems, including:

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

    - Some or all of the above factors could have a material adverse effect on the results of our operations.

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

    - Difficulties we may encounter dealing successfully with the above risks relating to our rapid growth could adversely affect the results of our operations.

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

IF WE ARE UNABLE TO INTEGRATE NEW TECHNOLOGIES AND STANDARDS EFFECTIVELY, THE RESULTS OF OUR OPERATIONS COULD BE ADVERSELY AFFECTED

    - Our ability to remain competitive in our area of business will depend, in part, on our ability to:

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

    We have derived a material portion of our net revenue to date from the sale of advertisements, including banner advertising revenue. For the nine months ended September 30, 1999, advertising revenue represented approximately 47.9% of our total net revenue. During the same period, our five largest advertising customers accounted for approximately 25% of advertising revenue (approximately 12% of total net revenue). We intend to continue to rely on advertising as a significant source of revenue.

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

WE COULD FACE LIABILITY FROM LEGAL PROCEEDINGS THAT COULD ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS

    We are litigating a dispute with Imageline, Inc., which claims to own the copyright in some of the clip art images licensed to us by Sprint Software
Pty Ltd, an unrelated third party. Some of the disputed images were included in versions of our Web Clip Empire CD-ROM product licensed by us to third parties, including other software clip publishers. The images licensed from Sprint Software generated less than 1.0% of our total net revenue in 1998, and since September 30, 1998, we have not received any net revenue for images licensed from Sprint Software.

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

    We believe that the claims asserted in Imageline's counterclaim are without merit and continue to defend against them vigorously. As part of the lawsuit, we are seeking to enforce our right to indemnification under our license agreement with Sprint Software for any damages that may be imposed on us. We do not know whether Sprint Software will be able to fulfill its indemnity obligations. Depending on the outcome of the litigation, we may also need to indemnify third parties for damages in connection with the use of the Imageline images. An unfavorable outcome to this litigation could adversely affect our business and results of operations.

    Zoom Telephonics, Inc. filed a lawsuit against us in September 1998 in the United States District Court for the District of Massachusetts alleging trademark infringement and related statutory violations.

We were not served with Zoom Telephonics' complaint until January 1999. Zoom Telephonics has demanded that we stop using the Xoom.com trademark and has asked for an unspecified amount of money damages. We responded to the complaint in February 1999. In April 1999, Zoom Telephonics filed a motion for preliminary injunction to stop us from using any mark containing "Xoom". We have filed a motion to oppose Zoom Telephonic's motion for preliminary injunction. A hearing on the motion was held on September 30, 1999. On October 7, 1999 the court denied Zoom Telephonics' motion for a preliminary injunction but allowed Zoom Telephonics to request the court to reconsider the motion if the Xoom.com merger does not close by October 31, 1999. On November 3, 1999 Zoom Telephonics filed a motion to renew their previous motion for preliminary injunction. We intend to respond to Zoom Telephonics' most recent motion. We believe that the claims asserted by Zoom Telephonics are without merit and we intend to defend against them vigorously. We cannot assure you, however, that the results of this litigation will be favorable to us. An adverse result of the litigation could have a material adverse effect on our business and results of operations, particularly if the litigation forces us to make substantial changes to our name and trademark usage. Any name change could result in confusion to consumers and investors, which could adversely affect the results of our operations and the market price of its common stock.

    John G. Balletto filed a lawsuit against us in September 1999 in the San Francisco Superior Court alleging breach of contract and specific performance. Mr. Balletto has alleged that in connection with a loan which we obtained from Sand Hill Capital LLC in 1998 and pursuant to an oral contract with Xoom.com, he is entitled to a finder's fee. Mr. Balletto has sought specific performance of the alleged oral contract by having the court direct us to issue 33,784 shares of our common stock to Mr. Balletto and such other relief that the court may deem just and proper. We believe that this lawsuit is without merit and intend to defend the suit vigorously.

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

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    Zoom Telephonics, Inc. filed a lawsuit against us in September 1998 in the United States District Court for the District of Massachusetts alleging trademark infringement and related statutory violations. We were not served with Zoom Telephonics' complaint until January 1999. Zoom Telephonics has demanded that we stop using the Xoom.com trademark and has asked for an unspecified amount of money damages. We responded to the complaint in February 1999. In April 1999, Zoom Telephonics filed a motion for preliminary injunction to stop us from using any mark containing "Xoom". We have filed a motion to oppose Zoom Telephonic's motion for preliminary injunction. A hearing on the motion was held on September 30, 1999. On October 7, 1999 the court denied Zoom Telephonics' motion for a preliminary injunction but allowed Zoom Telephonics to request the court to reconsider the motion if the Xoom.com merger does not close by October 31, 1999. On November 3, 1999 Zoom Telephonics filed a motion to renew their previous motion for preliminary injunction. We intend to respond to Zoom Telephonics' most recent motion. We believe that the claims asserted by Zoom Telephonics are without merit and we intend to defend against them vigorously. We cannot assure you, however, that the results of this litigation will be favorable to us. An adverse result of the litigation could have a material adverse effect on our business and results of operations, particularly if the litigation forces us to make substantial changes to our name and trademark usage. Any name change could result in confusion to consumers and investors, which could adversely affect the results of our operations and the market price of its common stock.

    John G. Balletto filed a lawsuit against us in September 1999 in the San Francisco Superior Court alleging breach of contract and specific performance. Mr. Balletto has alleged that in connection with a loan which we obtained from Sand Hill Capital LLC in 1998 and pursuant to an oral contract with Xoom.com, he is entitled to a finder's fee. Mr. Balletto has sought specific performance of the alleged oral contract by having the court direct us to issue 33,784 shares of our common stock to Mr. Balletto and such other relief that the court may deem just and proper. We believe that this lawsuit is without merit and intend to defend the suit vigorously.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    USE OF PROCEEDS FROM SALES OF REGISTERED SECURITIES. In our initial public offering, we sold an aggregate of 4,600,000 shares of our common stock (including 600,000 shares sold pursuant to the exercise of the Underwriters' over-allotment option) at an initial price of $14 per share pursuant to a Registration Statement on Form S-1 (File No. 333-62395) effective on
December 8, 1998. The sale of these 4,600,000 shares of Common Stock generated aggregate gross proceeds of $64,400,000. We received net proceeds from the offering of approximately $57,342,000, after deducting underwriting discounts and commissions of $4,508,000 and our expenses of the offering of approximately $2,550,000.

    Through September 30, 1999 we used a portion of the proceeds from our initial public offering as follows: (i) $21.1 million of net cash used for general corporate purposes, including working capital and capital expenditures;
(ii) $2.7 million of cash used for the repayment of notes payable issued in connection with the execution of a loan agreement, the acquisition of Pagecount, Inc., the acquisition of Global Bridges Technologies, Inc., the purchase of certain assets of Revolutionary Software, Inc., and the license of certain technology from ArcaMax, Inc.; (iii) $1.3 million of net cash used in connection with the acquisitions of Focused Presence, Inc., MightyMail
Networks, Inc., Net Floppy, Inc., Paralogic Software Corporation, Private One, Inc., and LiquidMarket, Inc.; and (iv) $639,000 of cash used for the repayment of capital lease obligations and other notes payable. The remaining
$31.2 million of the net proceeds shall be used for general corporate purposes, including working capital, capital expenditures, expanding operations internationally, potential acquisitions and promotional campaigns. The amounts actually expended by us for such purposes may vary significantly and will depend on a number of factors, including our future revenue and cash generated by operations and the other factors described under "Certain Risk

Factors Which May Impact Future Operating Results." Accordingly, our management retains broad discretion in the allocation of the net proceeds of the offerings. A portion of the net proceeds may also be used to acquire or invest in complementary businesses, technologies or product offerings. In the ordinary course of business, we evaluate potential acquisitions of such businesses, technologies and product offerings.

    SECURITIES SOLD. On July 29, 1999, we issued 960,028 shares of common stock to National Broadcasting Company, Inc. for $57.29 in cash per share in connection with a Stock Purchase Agreement dated June 11, 1999. We received proceeds of $55.0 million from this sale. This issuance of stock was deemed to be exempt from registration under the Securities Act in reliance on
Section 4(2) of the Securities Act because the issuance was a transaction by an issuer not involving any public offering.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    MARKETABLE SECURITIES. We had marketable securities of $198.9 million as of September 30, 1999. These marketable securities consist of highly liquid investments with original maturities at the date of purchase of between three and twelve months. We had long-term investments of $63.4 million as of September 30, 1999. These long-term investments consist of investments with original maturities as of the date of purchase of more than twelve months. These investments are subject to interest rate risk and will fall in value if market interest rates increase. A hypothetical increase in market interest rates by 10 percent from levels as of September 30, 1999 would cause the fair value of these investments to decline by an immaterial amount. Because we are not required to sell these investments before maturity, we have the ability to avoid realizing losses on these investments due to a sudden change in market interest rates. However, we could choose to sell these investments before maturity at a loss. Declines in interest rates over time will, however, reduce our interest income.

ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) EXHIBITS

    10.1 Agreement and Plan of Merger, dated as of July 26, 1999, by and among Xoom.com, Inc., XOOM Acquisition Sub, Inc. and
             LiquidMarket, Inc.*

    10.2   Form of Severance Agreement by and between Xoom.com, Inc.
             and Laurent Massa

    10.3   Stock Purchase Agreement by and between Xoom.com, Inc. and
             National Broadcasting Company, Inc., dated June 11, 1999

    10.4   First Amendment to Agreement and Plan of Contribution and
             Merger dated as of October 20, 1999 by and among the Registrant, Xoom.com, Inc. CNET, Inc., SNAP! LLC and
             Xenon 3, Inc.

    10.5   Second Amended and Restated Agreement and Plan of
             Contribution, Investment and Merger dated July 8, 1999 by and among the Registrant, National Broadcasting Company,
             Inc., GE Investments Subsidiary, Inc., Neon Media
             Corporation and Xoom.com, Inc. (filed as Appendix A-2 to the Proxy Statement/Prospectus forming a part of this Registration Statement)

    10.6   First Amendment to Second Amended and Restated Agreement and
             Plan of Contribution, Investment and Merger dated
             October 20, 1999 by and among the Registrant, National
             Broadcasting Company, Inc., GE Investments Subsidiary,
             Inc., Neon Media Corporation and Xoom.com, Inc.

    10.7 Office lease for 225 Bush Street, San Francisco, California between OAIC Bush Street, LLC and Xoom.com, Inc. dated
             August 13, 1999.

    27.1   Financial Data Schedule

------------------------

* Incorporated by reference to Xoom.com report on form 8-K filed on August 5, 1999.

    (b) REPORTS ON FORM 8-K

    We filed the following reports on Form 8-K and 8-K/A during the three months ended September 30, 1999:

        1. On July 1, 1999, the Company filed a report on Form 8-K announcing that it had completed the acquisition of Paralogic Software Corporation pursuant to an Agreement and Plan of Merger, dated as of June 10, 1999, as amended.

        2. On July 2, 1999, the Company filed a report on Form 8-K/A related to the acquisition of MightyMail Networks, Inc. This amendment was filed for the purpose of including financial statements and pro forma financial information and should be read in conjunction with the Form 8-K dated as of May 5, 1999.

        3. On July 19, 1999 the Company filed a report on Form 8-K/A related to the acquisition of Paralogic Software Corporation. This amendment was filed for the purpose of including financial statements and pro forma financial information and should be read in conjunction with the Form 8-K dated as of July 1, 1999.

        4. On August 5, 1999, the Company filed a report on Form 8-K announcing that it had completed the acquisition of LiquidMarket, Inc. pursuant to an Agreement and Plan of Merger, dated as of July 26, 1999.

        5. On August 31, 1999, the Company filed a report on Form 8-K/A related to the acquisition of LiquidMarket, Inc. This amendment was filed for the purpose of including financial statements and pro forma financial information and should be read in conjunction with the Form 8-K dated as of August 5, 1999.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized,

Date: November 12, 1999                                XOOM.COM, INC.

                                                       By:              /s/ JOHN HARBOTTLE
                                                            -----------------------------------------
                                                                          John Harbottle
                                                                  VICE PRESIDENT OF FINANCE AND
                                                                     CHIEF FINANCIAL OFFICER
                                                                   (duly authorized officer and
                                                                   principal financial officer)